Form 10QSB
period 2001-09-30
MISSOURI RIVER & GOLD GEM CORP
filed 2001-11-14
CIK 755328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB

(Mark  one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______


                        Commission file number 000-33109

                     MISSOURI RIVER AND GOLD GEM CORPORATION
        (Exact name of small business issuer as specified in its charter)

           MONTANA                                    81-0444479
(State or other jurisdiction of                 (IRS Employer Id. No.)
incorporation  or  organization)

                     2024 105TH PL. S.E., EVERETT, WA, 99208
                     ---------------------------------------
                    (Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (509) 466-0576

        COMMON  STOCK                       THE  OTC-BULLETIN  BOARD
   Title  of  each  class             Name and exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  [X]  No  [ ]

At November 7, 2001, 4,938,115 shares of the registrant's common stock were outstanding.

                     MISSOURI RIVER AND GOLD GEM CORPORATION
                                   FORM 10QSB
                     For the period ended September 30, 2001


                                TABLE OF CONTENTS



                                     PART I

                                                                           PAGE
ITEM 1 - Financial Statements

   Balance  Sheets  as  of  September  30,  2001
      and  December  31,  2000                                               3

   Statements  of  Operations  For  the  Three  and  Nine  Month
      Periods Ended September 30,  2001  and  2000                           4

   Statements  of  Cash  Flows  For  the  Nine  Month  Periods
      Ended  September  30,  2001  and  2000                                 5

   Notes  to  Financial  Statements                                          6

ITEM  2 - Management's Discussion and Analysis of Financial Condition
          And Results  of  Operations                                        7

                                     PART II

ITEM  1      Legal  Proceedings                                              8

ITEM  2      Changes  in Securities                                          8

ITEM  3      Defaults  Upon Senior Securities                                8

ITEM  4      Submission  of  Matters  to  a  Vote  of  Security  Holders     8

ITEM  5      Other  Information                                              8

ITEM  6      Exhibits and Reports on Form 8-K                                8

Signatures                                                                   9

                     MISSOURI RIVER AND GOLD GEM CORPORATION
                                   FORM 10QSB
                     For the period ended September 30, 2001


PART  I

ITEM  1:  FINANCIAL  STATEMENTS


BALANCE  SHEETS                                  AS OF SEPTEMBER 30, 2001
MISSOURI  RIVER  AND  GOLD  GEM  CORPORATION     AND  DECEMBER  31,  2000
--------------------------------------------     ----------------------------


                                                 September 30,  December 31,
                                                     2001            2000
                                                  (Unaudited)
                                                 -------------  -------------
ASSETS

CURRENT  ASSETS:
  Cash                                           $     67,587   $      5,185
  Accrued  interest  receivable                            88            -
                                                 -------------  -------------

         Total  current  assets                  $     67,675   $      5,185
                                                 =============  =============


LIABILITIES  AND  STOCKHOLDERSEQUITY  (DEFICIT)

CURRENT  LIABILITIES:
   Advances  payable  to officer                 $        -     $      3,072
   Note  payable  to  officer                             -            5,200
   Accrued  interest  payable                             -              285
                                                 -------------  -------------

         Total  current  liabilities                      -            8,557
                                                 -------------  -------------

STOCKHOLDERSEQUITY  (DEFICIT):
   Common stock; $.001 par value; 50,000,000
     shares authorized; 2,938,115 shares
     issued,  outstanding  and  subscribed
     as of December 31, 2000 and 4,938,115 as
     of September  30,  2001                            4,938          2,938
   Additional  paid-in  capital                       638,433        540,433
   Note  receivable  for  stock  purchase              (5,000)           -
   Accumulated  deficit                              (570,696)      (546,743)
                                                 -------------  -------------

      Total stockholders' equity (deficit)            67,675          (3,372)
                                                 -------------  -------------

      Total Liabilities and
         stockholders' equity (deficit)          $    67,675    $       5,185
                                                 =============  =============


See the accompanying notes.

MISSOURI RIVER AND GOLD GEM CORPORATION    STATEMENT OF OPERATIONS FOR THE
                                           THREE AND NINE-MONTH PERIODS
(UNAUDITED)                                ENDED SEPTEMBER 30, 2001 AND 2000
----------------------------------------   ---------------------------------


                                     September  30,  2001       September  30,  2000
                                 --------------------------  --------------------------
                                    Three         Nine          Three        Nine
                                    Months        Months        Months       Months
                                 ------------  ------------  ------------  ------------
OPERATING EXPENSES:
  General and administrative
     expenses                    $     9,940   $    24,597   $        35    $      456
                                 ------------  ------------  ------------  ------------
  Total  Operating  Expenses           9,940        24,597            35           456
                                 ------------  ------------  ------------  ------------

OTHER  (INCOME)  EXPENSES:
  Interest  income                      (587)         (843)          (15)          (15)
  Interest expense                       -             199           130           153
                                 ------------  ------------  ------------  ------------
  Total Other (Income) Expenses         (587)         (644)          115           138
                                 ------------  ------------  ------------  ------------

NET  LOSS                        $     9,353   $    23,953   $       150   $       594
                                 ============  ============  ============  ============


NET  LOSS  PER  SHARE            $       Nil   $       Nil   $       Nil   $       Nil
                                 ============  ============  ============  ============


WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING - BASIC      4,938,115     3,867,053     2,938,115     2,938,115
                                 ============  ============  ============  ============



















See the accompanying notes.

MISSOURI RIVER AND GOLD GEM CORPORATION     STATEMENTS OF CASH FLOWS FOR THE
                                            NINE-MONTH PERIODS ENDED
(UNAUDITED)                                 SEPTEMBER 30, 2001 AND 2000
-----------------------------------------   ----------------------------------



                                                     2001            2000
                                                  (Unaudited)
                                                 -------------  -------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  Loss                                      $    (23,953)  $       (594)
  Items not requiring the use of cash
    Increase in accrued interest receivable               (88)           -
    Increase (decrease) in interest payable              (285)           153
                                                 -------------  -------------
Net cash flows used by operating activities           (24,326)          (441)
                                                 -------------  -------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Increase (decrease) in advances from officer         (3,072)           421
  Proceeds from issuance of common stock               95,000            -
  Increase (decrease) in note payable to
    Officer                                            (5,200)         5,200
                                                 -------------  -------------
Net cash flows provided by financing activities        86,728          5,621
                                                 -------------  -------------

NET  INCREASE  IN  CASH                                62,402          5,180

CASH  AT  BEGINNING  OF  PERIOD                         5,185            -
                                                 -------------  -------------

CASH  AT  END  OF  PERIOD                        $     67,587   $      5,180
                                                 =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid during the period for interest       $        484   $        -
                                                 =============  =============

NON-CASH  FINANCING  TRANSACTION:
  Note  received  for  stock  purchase           $     5,000    $        -
                                                 =============  =============















See the accompanying notes.

MISSOURI RIVER AND GOLD GEM CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS
(UNAUDITED)

1.     BASIS  OF  PRESENTATION:

The financial statements of Missouri River and Gold Gem Corporation included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Missouri River and Gold Gem Corporation believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2000 included in the registrant's filing of Form 10-SB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2001.

2.     NATURE  OF  BUSINESS:

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.







              [The balance of this page left intentionally blank.]

                     MISSOURI RIVER AND GOLD GEM CORPORATION
                                   FORM 10QSB
                     For the period ended September 30, 2001

ITEM  2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS  OF  OPERATION

GENERAL

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements") may or may not prove true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

RESULTS  OF  OPERATIONS

For the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000

For the nine months ended September 30, 2001, the Company generated a net loss of $23,953 compared to a net loss of $594 experienced during the comparable period of the previous year. The increase in net loss from 2000 to 2001 was primarily due to increased general and administrative expenses associated with the Company's audit of its financial statements and other legal and filing fees associated with the preparation and filing of Form 10-SB, "General Form for Registration of Securities of Small Business Issuers," with the Securities and Exchange Commission.

For the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000

For the three months ended September 30, 2001, the Company had a net loss of $9,353 compared to a net loss of $150 during the comparable period of 2000. The increase in the third quarter loss in 2001 as compared to the net loss during the same quarter in 2000 is primarily due to increased general and administrative expenses associated with the audit of its financial statements and the preparation and filing of Form 10-SB, "General Form for Registration of Securities of Small Business Issuers," with the Securities and Exchange Commission.

FINANCIAL  CONDITION  AND  LIQUIDITY

During the nine-month period ended September 30, 2001, the Company used $24,326 of cash in operating activities and generated $95,000 of cash through the issuance of stock in a private placement to certain accredited investors. During the nine-month period ended September 30, 2001, payments of $8,272 were made to a related party in satisfaction of advances and a note payable. The Company has no recurring revenue from operating activities and plans to fund its future operations through additional sales of its common stock.

                     MISSOURI RIVER AND GOLD GEM CORPORATION
                                   FORM 10QSB
                     For the period ended September 30, 2001

PART II


ITEM  1     LEGAL  PROCEEDINGS

     NONE

ITEM  2     CHANGES  IN  SECURITIES

     NONE

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
                        HOLDERS

     NONE

ITEM  5     OTHER  INFORMATION

     NONE

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     NONE

                     MISSOURI RIVER AND GOLD GEM CORPORATION
                                   FORM 10QSB
                     For the period ended September 30, 2001



                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     Missouri River and Gold Gem Corporation
                     ---------------------------------------
                                  (Registrant)


By:  /s/ Martyn A. Powell                    Date:  November 14, 2001
--------------------------------             ------------------------
Martyn A. Powell
President, Director and
Principal Financial Officer