Form 10KSB
period 2001-12-31
MISSOURI RIVER & GOLD GEM CORP
filed 2002-03-27
CIK 755328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark  One)

[X]   ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF  1934

      For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  transition  period          to

                        Commission file number 000-33109

                     MISSOURI RIVER AND GOLD GEM CORPORATION
                 (Name of small business issuer in its charter)

          Montana                                           81-0444479
(State or other jurisdiction of                        (IRS Employer Id. No.)
 incorporation or organization)


2024  105th  PL.  S.E.,  Everett,  WA                              98208
(Address  of  principal  executive  offices)                    (Zip  code)

         Issuer's telephone number, including area code:  (425) 337-7778

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part III of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.  [   ]

The  registrant's  revenues  for  its  most  recent  fiscal  year  were  $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price on February 22, 2002, as reported by the Over the Counter Electronic Pink Sheets was $392,388.

At February 22, 2002, the registrant had 4,938,115 outstanding shares of par value $.001 common stock.

                       MISSOURI RIVER AND GOLD GEM CORPORATION
                                    FORM 10KSB
                       For the year ended December 31, 2001

TABLE  OF  CONTENTS

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS                                        3


ITEM  2.     DESCRIPTION  OF  PROPERTIES                                      6


ITEM  3.     LEGAL  PROCEEDINGS                                               6

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE OF SECURITY HOLDERS         6

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
             MATTERS                                                          7

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
             OPERATIONS                                                       7

ITEM  7.     FINANCIAL  STATEMENTS                                            9

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING  AND  FINANCIAL  DISCLOSURE                           19

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
             PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ACT                                                              19

ITEM  10.    EXECUTIVE  COMPENSATION                                          19

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT                                                       20

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS               21

ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K                            21

SIGNATURES                                                                    22

                       MISSOURI RIVER AND GOLD GEM CORPORATION
                                    FORM 10KSB
                       For the year ended December 31, 2001

                                      PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

Matters discussed in this document may constitute forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

Missouri River and Gold Gem Corporation desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements.

The  forward-looking  statements  in  this  document   are  based  upon  various
assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management's discussion and analysis or plan of operations and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report.

HISTORY

The Company was originally incorporated as McGinnis-Powell & Sons, Inc. under the laws of the State of Montana on July 29, 1983. The name was changed to Missouri River Gold and Gem Corp. in September of 1984. In 1985 the Company conducted a public offering of its common stock pursuant to a Regulation A exemption from registration under the Securities Act of 1933. Proceeds of the offering were used to acquire equipment and search for commercial quantities of quality gemstones and gold along six thousand feet of the Missouri River, which was leased from the State of Montana. No commercial quantities of gold or gems were found.

In August 1986, the Company acquired 100% (100,000 shares) of the outstanding Common Stock of American Dental Manufacturing, Inc., a California corporation, in exchange for 2,350,492 shares of Common Stock of Missouri River Gold and Gem Corp. Just prior to this acquisition, the shareholders of Missouri River Gold and Gem Corp. approved a one for twenty reverse stock split and changed the name of the Company to American Dental Products Corporation. Thus, after the reverse stock split and acquisition, there was a total of 2,938,115 shares of Common Stock outstanding. On June 12,1990, the Company name was changed to Missouri River and Gold Gem Corporation (The "Company" or, the "Registrant"). The Company has had no active operations since that time.

                       MISSOURI RIVER AND GOLD GEM CORPORATION
                                    FORM 10KSB
                       For the year ended December 31, 2001

In June 2000, the Company's Board of Directors decided to commence implementation of the business purpose and to proceed with filing a Form 10-SB. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

RISK  FACTORS

The Company's business is subject to numerous risk factors, including the following:

Independent  Certified  Public  Accountants'  Opinion  -  Going  Concern
------------------------------------------------------------------------

The Company's financial statements for the years ended December 31, 2001 and 2000, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses and has stockholders' and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern.

No  Revenue  and  Minimal  Assets
---------------------------------

The Company has had no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

Speculative  Nature  of  Company's  Proposed  Operations
--------------------------------------------------------

The success of the Company's proposed plan of operation will depend, to a great extent, on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event that the Company completes a business combination, of which there can be no assurance, the success of operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

                       MISSOURI RIVER AND GOLD GEM CORPORATION
                                    FORM 10KSB
                       For the year ended December 31, 2001

Scarcity  of  and  Competition  for  Business  Opportunities  and  Combinations
-------------------------------------------------------------------------------

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Missouri River and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

Continued  Management  Control,  Limited  Time  Availability
------------------------------------------------------------

While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of the Company. The Company's officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

Conflicts  of  Interest  -  General
-----------------------------------

The Company's officers and directors participate in other business ventures which compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business.

Lack  of  Market  Research  or  Marketing  Organization
-------------------------------------------------------

The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable  Change  in  Control  and  Management
----------------------------------------------

A business combination involving the issuance of the Company's stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

                       MISSOURI RIVER AND GOLD GEM CORPORATION
                                    FORM 10KSB
                       For the year ended December 31, 2001

Reduction  of  Percentage  Share  Ownership  Following  Business  Combination
-----------------------------------------------------------------------------

The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

Requirement  of  Audited  Financial  Statements  May  Disqualify  Business
--------------------------------------------------------------------------
Opportunities
-------------

Management of the Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Employees
---------

The Company has no paid employees. None of the Company's executive officers are employed by the Company. Management services are provided on an "as needed" basis without compensation, generally less than five hours per week. The Company has no oral or written contracts for services with any member of management.

There is no preliminary agreement or understanding existing or under contemplation by the Company (or any person acting on its behalf) concerning any aspect of the Company's operations pursuant to which any person would be hired, compensated or paid a finder's fee.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

The Company has no properties. The Company presently operates out of the home office of its President, Martyn A. Powell. The office space is provided rent free to the Company

ITEM  3.  LEGAL  PROCEEDINGS

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

                       MISSOURI RIVER AND GOLD GEM CORPORATION
                                    FORM 10KSB
                       For the year ended December 31, 2001

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's common stock is listed on the Over the Counter Electronic Pink Sheets and is traded under the symbol, "MRGG." The following table sets forth the range of high and low closing sale prices for the Company's common stock Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                            2000                      2001
                    ---------------------     ---------------------
                      High          Low         High          Low
                    --------     --------     --------     --------
First  Quarter      Unpriced     Unpriced     Unpriced     Unpriced
Second  Quarter     Unpriced     Unpriced       .05          .05
Third  Quarter      Unpriced     Unpriced       .10          .10
Fourth  Quarter     Unpriced     Unpriced       .15          .15

The approximate number of record holders of common stock at February 22, 2002 is 360.

No dividends have been paid or declared by the Company during the last five years; and the Company does not anticipate paying dividends on its common stock in the foreseeable future. Instead, the Company expects to retain its earnings for the operation and expansion of its business.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

GENERAL

Certain matters discussed are forward-looking statements that involve risks and uncertainties including changing market conditions and the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

PLAN  OF  OPERATIONS

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The primary method the Company will use to find potential merger or acquisition candidates will be to run classified ads seeking companies, which are looking to merge with a public shell. The Company has no recurring revenue from operating activities and plans to fund its future operations through additional sales of its common stock, although there can be no assurances the Company will be able to continue sell its common stock.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely primarily upon their own efforts to accomplish the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein

                       MISSOURI RIVER AND GOLD GEM CORPORATION
                                    FORM 10KSB
                       For the year ended December 31, 2001

RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 142") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS "142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 141 and SFAS 142 will not have a material effect on our operating results or financial condition.















              [The remainder of this page intentionally left blank]

                    MISSOURI RIVER AND GOLD GEM CORPORATION
                                    FORM 10KSB
                       For the year ended December 31, 2001

ITEM  7.     FINANCIAL  STATEMENTS

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

Board  of  Directors
Missouri  River  and  Gold  Gem  Corporation

We have audited the accompanying balance sheets of Missouri River and Gold Gem Corporation ("the Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Missouri River and Gold Gem Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria,  Maichel  &  Teague  P.S.

/s/  DeCoria,  Maichel  &  Teague  P.S.

Spokane,  Washington
January  28,  2002

                       MISSOURI RIVER AND GOLD GEM CORPORATION
                                    FORM 10KSB
                       For the year ended December 31, 2001


                        MISSOURI RIVER AND GOLD GEM CORP
                                TABLE OF CONTENTS



                                      Page

Balance  Sheets,  December  31,  2001  and  2000                              11

Statements  of  Operations for the years ended December 31, 2001 and 2000     12

Statements  of  Changes  in  Stockholders'  Equity  (Deficit)
for  the  years  ended  December  31,  2001  and  2000                        13

Statements  of  Cash Flows for the years ended December 31, 2001 and 2000     14

Notes  to  Financial  Statements                                           15-18

MISSOURI  RIVER  AND  GOLD  GEM  CORPORATION
BALANCE  SHEETS
December  31,  2001  and  2000



                                     ASSETS

                                                 2001            2000
                                            --------------  --------------
Current  assets:
     Cash                                   $      67,137   $       5,185
     Accrued  interest  receivable                   165
                                            --------------  --------------

          Total  assets                     $      67,302   $       5,185
                                            ==============  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current  liabilities:
     Advances  payable  to  officer                         $       3,072
     Note  payable  to  officer                                     5,200
     Accrued  interest  payable                                       285
                                            --------------  --------------

          Total  liabilities                                        8,557
                                            --------------  --------------

Stockholders'  equity  (deficit):
     Common  stock,  $0.001  par  value;
          50,000,000 shares authorized;
          4,938,115 and 2,938,115 shares
          issued and outstanding                    4,938           2,938
     Additional  paid-in  capital                 638,433         540,433
     Note receivable for stock purchase           (5,000)
     Accumulated  deficit                       (571,069)        (546,743)
                                            --------------  --------------

     Total stockholders' equity (deficit)          67,302          (3,372)
                                            --------------  --------------

     Total liabilities and
     stockholders' equity (deficit)         $      67,302   $       5,185
                                            ==============  ==============














The accompanying notes are an integral part of the financial statements.

MISSOURI  RIVER  AND  GOLD  GEM  CORPORATION
STATEMENTS  OF  OPERATIONS
For  the  years  ended  December  31,  2001  and  2000




                                                 2001            2000
                                            --------------  --------------

Operating  expenses:
     General  and  administrative  expenses        25,378             463
                                            --------------  --------------

                                                   25,378             463
                                            --------------  --------------

Other  expenses  (income):
     Interest  expense                                199             285
     Interest  income                              (1,251)            (28)
                                            --------------  --------------
                                                   (1,052)            257
                                            --------------  --------------

Net  loss                                   $      24,326   $         720
                                            ==============  ==============


Net  loss  per  share-basic                 $         Nil   $         Nil
                                            ==============  ==============


Weighted  average  common
shares  outstanding-basic                       4,137,019       2,938,115
                                            ==============  ==============

























The accompanying notes are an integral part of the financial statements.

MISSOURI  RIVER  AND  GOLD  GEM  CORPORATION
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  (DEFICIT)
For  the  years  ended  December  31,  2001  and  2000

                                                   NOTE
               COMMON  STOCK           ADDITIONAL  RECEIVABLE  ACCUM-
               ----------------------  PAID-IN     FOR STOCK     ULATED
               SHARES      AMOUNT      CAPITAL     PURCHASE    DEFICIT     TOTALS
               ----------  ----------  ----------  ----------  ----------  ----------
Balance,
Dec. 31, 1999   2,938,115  $   2,938   $ 540,433               $(546,023)  $  (2,652)

Net  loss                                                           (720)       (720)
               ----------  ----------  ----------  ----------  ----------  ----------
Balance,
Dec. 31, 2000   2,938,115      2,938     540,433                (546,743)     (3,372)

Net  loss                                                        (24,326)    (24,326)

Sale of Common
  Stock         2,000,000      2,00 0     98,000   $  (5,000)                 95,000
               ----------  ----------  ----------  ----------  ----------  ----------

Balance,
Dec. 31, 2001   4,938,115  $   4,938   $ 638,433   $  (5,000)  $(571,069)  $  67,302
               ==========  ==========  ==========  ==========  ==========  ==========































The accompanying notes are an integral part of the financial statements.

MISSOURI  RIVER  AND  GOLD  GEM  CORPORATION
STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  December  31,  2001  and  2000


                                                 2001            2000
                                            --------------  --------------

Cash  flows  from  operating  activities:
     Net  loss                              $     (24,326)  $        (720)
     Adjustments to reconcile net loss
       to net cash  used  by operating
       activities:

     Change  in:
          Accrued  interest  receivable              (165)
          Advances  from  officer                  (3,072)            420
          Accrued  interest  payable                 (285)            285
                                            --------------  --------------

     Net cash used by operating activities        (27,848)            (15)
                                            --------------  --------------

Cash  flows from financing activities:
     Proceeds from  sale of common stock           95,000
     Proceeds from  note payable to officer                         5,200
     Payments on notes payable to officer          (5,200)
                                            --------------  --------------
Net cash provided by financing activities          89,800           5,200
                                            --------------  --------------

Net  change  in  cash                              61,952           5,185

Cash,  beginning  of  year                          5,185               0
                                            --------------  --------------


Cash,  end  of  year                        $      67,137   $       5,185
                                            ==============  ==============



Supplemental  cash  flows  disclosure:
     Cash  paid  for  interest             $         484
                                           --------------

Non-cash  financing  activities:
     Note receivable for stock purchase    $       5,000
                                           --------------











The accompanying notes are an integral part of the financial statements.

MISSOURI  RIVER  AND  GOLD  GEM  CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS

1.     ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Missouri River and Gold Gem Corporation (the "Company") is a Montana corporation originally incorporated as McGinnis-Powell and Sons, Inc. in 1983, and renamed "Missouri River Gold and Gem Corporation" in 1984. The Company was formed to explore for and mine gold and gem stones on a leased property in the State of Montana. The Company was unsuccessful in its exploration and mining activities and abandoned its leasehold mining interest. Since 1990 the Company has been substantively inactive.

During 1990 the Company changed its name to Missouri River and Gold Gem Corporation, and began efforts to favorably position itself to seek alternative business opportunities. During 1999, the Company reinstated its corporate charter in the State of Montana.

The Company has incurred operating losses since its inception. The Company has no recurring source of revenue and has an accumulated deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through sales of its unregistered common stock and the eventual acquisition of an entity with profitable business operations. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  Estimates
------------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income  Taxes
-------------

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

MISSOURI  RIVER  AND  GOLD  GEM  CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED:

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Loss  per  Share
----------------

Basic loss per share is determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Net loss per share amounts are based on the weighted average number of common stock shares outstanding during each period.

New  Accounting  Pronouncements
-------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, an amendment to SFAS 133. The Statement delays the effective date for implementation of SFAS 133 to fiscal years beginning after June 15, 2000. The Company held no derivatives in 2000 and believes that SFAS 133, effective January 1, 2001, will not materially impact its financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142,
"Goodwill and Other Intangible Assets," collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. The Company anticipates that the adoption of these Statements will not have a material affect on its financial statements.

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts of financial instruments including cash, accrued interest receivable, accounts payable, and advances payable to stockholders approximated fair value as of December 31, 2001 and 2000.

Environmental  Matters
----------------------

In prior years the Company had an interest on a leased property in the State of Montana for purposes of developing commercial mineral and gem deposits. The
Company and its properties have been subject to a variety of federal and state regulations governing land use and environmental matters. The Company's management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

MISSOURI  RIVER  AND  GOLD  GEM  CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED:

3.     ADVANCES  PAYABLE  TO  OFFICER

At December 31, 2000, the Company had advances payable to Martyn A. Powell, an officer, director and shareholder of the Company, totaling $3,072. The advances were payable on demand, did not accrue interest, and were paid in full during May of 2001.

4.     NOTE  PAYABLE  TO  OFFICER

At December 31, 2000, the Company had a note payable to Martyn A. Powell, an officer, director and shareholder of the Company, of $5,200. The terms of the note required the Company to repay the entire outstanding balance of the note along with accrued interest at a rate of 10% per annum on or before June 14, 2001. At December 31, 2000, $285 of accrued interest on the note payable was outstanding. In May of 2001, the Company repaid the note and accrued interest in full.

5.     INCOME  TAXES

At December 31, 2001, the Company had federal tax-basis net operating loss carryforwards totaling approximately $24,000, which will expire in 2021. The deferred tax asset associated with these operating loss carryforwards is approximately $8,000 for the year ended December 31, 2001, and has been fully reserved for each of the years then ended, as management believes it is more likely than not that the deferred tax asset will not be utilized.

6.     STOCKHOLDERS'  EQUITY  (DEFICIT)

In 1985, the Company financed its operations through sales of shares of its common stock pursuant to an offering exempt from securities registration. Subsequent to the offering, the Company's stock was listed by the Over The Counter Pink Sheets Quotation Media. For the past several years minimal trading activity has taken place in the Company's stock.

Sale  of  Common  Stock
-----------------------

In May of 2001, the Company's board of directors resolved to offer up to 2,000,000 shares of its common stock, in a private placement, to certain accredited investors in the State of Washington. The offering, which was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to
Section 4(2) of the Act and Rule 506 of Regulation D, resulted in the issue of 2,000,000 shares of the Company's stock for $0.05 per share, or $100,000.

MISSOURI  RIVER  AND  GOLD  GEM  CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED:

6.     STOCKHOLDERS'  EQUITY  (DEFICIT),  CONTINUED:

Note  Receivable  for  Stock  Sale
----------------------------------

In connection with the private placement of the Company's common stock, 100,000 shares were sold to the Company's attorney in exchange for a note receivable of $5,000. The note was executed on June 15, 2001, accrues interest at 6% per annum and is payable on demand. At December 31, 2001, the Company had accrued $165 of interest receivable relating to the note.

7.     RELATED  PARTY  TRANSACTIONS

In addition to the transactions described in notes 3 and 4, the Company has been furnished with certain unreimbursed management, administrative, accounting and consulting services by various related parties, which are not reflected in the financial statements and not material to the financial statements.

During 2001, the Company sold 500,000 shares of its unregistered common stock to current officers and directors of the Company for $25,000, or $0.05 per share. In addition, during 2001, the Company sold 200,000 shares of its unregistered common stock to former officers and directors of the Company and their immediate family members for $10,000, or $0.05 per share. Both of the aforementioned sales were pursuant to a private placement of the Company's common stock that was exempt from registration (See Note 6).

                       MISSOURI RIVER AND GOLD GEM CORPORATION
                                    FORM 10KSB
                       For the year ended December 31, 2001

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification  of  Directors  and  Executive  Officers  are  as  follows:

                                AFFILIATION
NAME                     AGE    WITH REGISTRANT        EXPIRATION OF TERM
----------------------  -----  ----------------------  -------------------
Martyn  A.  Powell        49     President, Director      Annual meeting
John  A.  Powell          70     Secretary,  Director     Annual meeting

             BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

Martyn A. Powell- Mr. Powell was appointed to office in 1999. For the past 11 years, Mr. Powell has been employed as a realtor in the greater Seattle area. Mr. Powell is also an executive officer and director of Quad Metals Corporation and Aberdeen Idaho Mining Company, both of which are public companies.

John A. Powell- Mr. Powell is a retired building contractor and founder of the Company. John A. Powell and Martyn A Powell are father and son.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors, executive officers and holders of 10% or more of the Company's common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of the Company's common stock are required by the regulation to furnish the Company with copies of all Section 16(a) forms they have filed. To the best of the Company's knowledge, all required reports have been filed.


ITEM  10.  EXECUTIVE  COMPENSATION

No officer receives any compensation for services rendered to the Company. Directors receive no annual compensation nor attendance fees for servicing in such capacity.

                       MISSOURI RIVER AND GOLD GEM CORPORATION
                                    FORM 10KSB
                       For the year ended December 31, 2001

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

A person who directly or indirectly has shares or voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares and investment power is the power to dispose of or direct the disposition of shares. Shares as to which voting power or investment power may be acquired within 60 days are also considered as beneficially owned.

The following tables set forth certain information, as of February 22, 2002, regarding beneficial ownership of the Company's stock by (1) each person who is known to the Company to own beneficially more than 5% of any class of the Company's voting stock, and (2) (a) each director and each nominee for the election as a director of the Company, (b) each executive officer named in the Summary Compensation Table set forth above, and (c) all current directors and current executive officers of the Company as a group.

The information on beneficial ownership in the table and the footnotes thereto is based upon the Company's records and, in the case of holders of more than 5% of the Company's stock, the most recent Schedule 13D or 13F filed by each such person or entity and information supplied to the Company by such person or entity. Unless otherwise indicated, to the Company's knowledge each person has sole voting power and sole investment power with respect to the shares shown.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

As of the close of business on February 22, 2002, based on information available to the Company, the following persons own beneficially more than 5% of any class of the outstanding voting securities of Missouri River and Gold Gem Corporation.

                NAME AND ADDRESS OF       AMOUNT AND NATURE OF   PERCENT OF
TITLE OF CLASS  BENEFICIAL OWNER          BENEFICIAL  OWNERSHIP  CLASS
--------------  ------------------------  ---------------------  -----------

Common  stock   Jerry  McGinnis                 327,246             6.8%
                1025  S.  Windrose  Dr.
                Coupeville,  WA  98239

Common  stock   Carol  Dunne                    300,000             6.1%
                5105  Sunward  Drive
                Spokane,  WA  99223

                       MISSOURI RIVER AND GOLD GEM CORPORATION
                                    FORM 10KSB
                       For the year ended December 31, 2001

SECURITY  OWNERSHIP  OF  MANAGEMENT  AS  OF  FEBRUARY  22,  2002

                NAME AND ADDRESS OF       AMOUNT AND NATURE OF   PERCENT OF
TITLE OF CLASS  BENEFICIAL OWNER          BENEFICIAL  OWNERSHIP  CLASS (1)
--------------  ------------------------  ---------------------  -----------

Common  stock   Martyn  A.  Powell             1,317,358             26.7%
                2024-105th PL SE
                Everett, WA 98208

Common  stock   John  A.  Powell                 377,591              7.6%
                2023 W. Taryn CT.
                Spokane, WA 99208

Common  stock   All Directors and
                executive
                officers  as  a  group         1,694,949             34.3%

(1) Percent of ownership is based upon 4,938,115 shares of common stock and common stock equivalents outstanding at February 22, 2002.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

See  notes  3,  4,  6  and  7  to  the  financial  statements.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No.           Exhibit
----------    -------

(3)(i)(a)     Articles  of  Incorporation  as  previously  filed  on  form 10-SB
(3)(i)(b) Articles of Amendment dated September 17, 1984 as previously filed on form 10-SB
(3)(i)(c) Restated Articles of Incorporation dated 8/7/86 as previously filed on form 10-SB
(3)(i)(d) Certificate of Amendment to Articles dated 5/26/90 as previously filed on form 10-SB
(3)(ii)       By  Laws  as  previously  filed  on  form  10-SB

During  the  fourth  quarter  of  2001,  no  reports  were  filed  on  Form 8-K.

                       MISSOURI RIVER AND GOLD GEM CORPORATION
                                    FORM 10KSB
                       For the year ended December 31, 2001

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange
    Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     MISSOURI RIVER AND GOLD GEM CORPORATION
                                  (Registrant)


                             By:/s/ Martyn A. Powell
                                --------------------
                                Martyn A. Powell
                (President, Director and Chief Financial Officer)
                                 March 25, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                             By:/s/ Martyn A. Powell
                                --------------------
                                Martyn A. Powell
                (Director, President and Chief Financial Officer)
                                 March 25, 2002




                              By:/s/ John A. Powell
                                 ------------------
                                 John A. Powell
                            (Director and Secretary)
                                 March 25, 2002