Form 10QSB
period 2002-03-31
MISSOURI RIVER & GOLD GEM CORP
filed 2002-05-13
CIK 755328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                   FORM 10-QSB

(Mark  one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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
(State or other jurisdiction of                     (IRS Employer Id. Number)
incorporation  or  organization)


                     2024 105TH PL. S.E., EVERETT, WA, 99208
                    (Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (425) 337-7778

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

Yes  [X]  No  [ ]

At April 24, 2002, 4,938,115 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I

                                                                          PAGE


ITEM  1     Balance  Sheets  as  of  March  31,  2002
            and  December  31,  2001                                        3

            Statements  of  Operations  For  the  Three  Month
            Periods  Ended  March  31,  2002  and  2001                     4

            Statements of Cash Flows For the Three Month Periods
            Ended  March  31,  2002  and  2001                              5

            Notes  to  Financial  Statements                                6

ITEM  2     Management's Discussion and Analysis of Financial Condition
            and Results  of  Operations                                     7

                                     PART II

ITEM  1      Legal  Proceedings                                             8

ITEM  2      Changes  in Securities                                         8

ITEM  3      Defaults  Upon Senior Securities                               8

ITEM  4      Submission of Matters to a Vote of Security Holders            8

ITEM  5      Other  Information                                             8

ITEM  6      Exhibits and Reports on Form 8-K                               8

Signatures                                                                  9

PART  I.

ITEM  1:  FINANCIAL  STATEMENTS



                                           BALANCE SHEETS AS OF MARCH 31, 2002
MISSOURI RIVER AND GOLD GEM CORPORATION    AND  DECEMBER  31,  2001



                                                  MARCH  31,     DECEMBER  31,
                                                    2002            2001
                                                  (UNAUDITED)
                                               --------------  --------------

ASSETS

CURRENT  ASSETS:
  Cash                                         $      60,965   $      67,137
  Accrued  interest  receivable                          240             165
                                               --------------  --------------

Total  current  assets                         $      61,205   $      67,302
                                               ==============  ==============


LIABILITIES  AND  STOCKHOLDERS'EQUITY

CURRENT  LIABILITIES:
Accounts Payable                               $       2,262   $         -
                                               --------------  --------------

Total  current  liabilities                           2,262              -
                                               --------------  --------------


STOCKHOLDERS' EQUITY
  Common stock; $.001 par value; 50,000,000
    shares authorized; 4,938,115 shares
    issued  and  outstanding                          4,938            4,938
  Additional paid-in capital                        638,433          638,433
  Note receivable for stock purchase                 (5,000)          (5,000)
  Accumulated  deficit                             (579,428)        (571,069)
                                               --------------  --------------

Total  stockholders'  equity                         58,943           67,302
                                               --------------  --------------

Total Liabilities and stockholders' equity     $      61,205   $      67,302
                                               ==============  ==============










See the accompanying notes.

MISSOURI RIVER AND GOLD GEM CORPORATION   STATEMENT OF OPERATIONS FOR THE THREE
(UNAUDITED)                               MONTH PERIODS ENDED MARCH 31, 2002
                                          AND 2001



                                                 MARCH  31,       MARCH  31,
                                                    2002            2001
                                               --------------  --------------

OPERATING  EXPENSES:
  General and administrative expenses          $       8,660   $         559
                                               --------------  --------------

            Total  Operating  Expenses                 8,660             559
                                               --------------  --------------


OTHER  (INCOME)  EXPENSES:
     Interest  income                                   (301)            (12)
     Interest  expense                                   -               130
                                               --------------  --------------

Total Other (Income) Expenses                           (301)            118
                                               --------------  --------------


NET  LOSS                                      $       8,359   $         677
                                               ==============  ==============

NET  LOSS  PER  SHARE                          $         Nil   $         Nil
                                               ==============  ==============


WEIGHTED  AVERAGE  NUMBER  OF
   SHARES  OUTSTANDING  -  BASIC                   4,938,115       2,938,115
                                               ==============  ==============
























See the accompanying notes.

MISSOURI RIVER AND GOLD GEM CORPORATION     STATEMENTS OF CASH FLOWS FOR THE
(UNAUDITED)                                 THREE MONTH PERIODS ENDED
                                            MARCH  31,  2002  AND  2001



                                                 MARCH  31,       MARCH  31,
                                                    2002            2001
                                               --------------  --------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  Loss                                    $      (8,359)  $        (677)
  Change  in:
    Increase in accrued interest receivable              (75)            -
    Increase in accrued interest payable                 -               130
Increase  in  accounts  payable                        2,262             -
                                               --------------  --------------
Net cash flows used by operating activities           (6,172)           (547)
                                               --------------  --------------

NET  DECREASE  IN  CASH                               (6,172)           (547)

CASH  AT  BEGINNING  OF  PERIOD                       67,137           5,185
                                               --------------  --------------


CASH  AT  END  OF  PERIOD                      $      60,965   $       4,638
                                               ==============  ==============

































See the accompanying notes.

MISSOURI RIVER AND GOLD GEM CORPORATION
(UNAUDITED)                                     NOTES TO FINANCIAL STATEMENTS


1.     BASIS  OF  PRESENTATION:

The financial statements of Missouri River and Gold Gem Corporation included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Missouri River and Gold Gem Corporation believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the registrant's filing of Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2002.


2.     NATURE  OF  BUSINESS  AND  PLAN  OF  OPERATION:

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company's independent accountants in their report on the Company's December 31, 2001 financial statements. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.







              [The balance of this page left intentionally blank.]

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
            FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

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

RESULTS  OF  OPERATIONS

For the Three month period ended March 31, 2002 compared to the three month period ended March 31, 2001

For the three months ended March 31, 2002, the Company had a net loss of $8,359 compared to a net loss of $677 during the comparable period of 2001. The increase in the first quarter loss in 2002 as compared to the net loss during the same quarter in 2001 is primarily due to increased general and administrative expenses associated with the audit of the Company's financial statements and the preparation and filing of Form 10-KSB with the Securities and Exchange Commission.

FINANCIAL  CONDITION  AND  LIQUIDITY

During the three month period ended March 31, 2002, the Company used $6,172 of cash in operating activities, compared to $547 used for operating activities in the first quarter of 2001. The Company has no recurring revenue from operating activities and has no plans to sell additional shares of common stock.

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



                     Missouri River and Gold Gem Corporation
                     ---------------------------------------
                                  (Registrant)


By:  /s/  Marty  A.  Powell                             4/29/02
---------------------------                         -----------
Martyn  A.  Powell                                      Date
President, Director and Principal Financial Officer