Form 10QSB
period 2002-06-30
MISSOURI RIVER & GOLD GEM CORP
filed 2002-08-13
CIK 755328

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______


                       Commission file number 000-33109

                    MISSOURI RIVER AND GOLD GEM CORPORATION
      (Exact name of small business issuer as specified in its charter)

         MONTANA                                     81-0444479
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                    2024 105TH PL. S.E., EVERETT, WA 99208
                   (Address of principal executive offices)

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

Yes [X]  No [  ]

     At July 22, 2002, 4,938,115 shares of the registrant's common stock were outstanding.

                               TABLE OF CONTENTS



                                    PART I

                                                                     PAGE

ITEM 1.  Financial Statements

   Balance Sheets as of June 30, 2002
       and December 31, 2001                                            3

    Statements of Operations For the Three and Six Month
       Periods Ended June 30, 2002 and 2001                             4

    Statements of Cash Flows For the Six Month Periods
       Ended June 30, 2002 and 2001                                     5

    Notes to Financial Statements                                       6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                      7

                                   PART II

ITEM 1.  Legal Proceedings                                              8

ITEM 2.  Changes in Securities                                          8

ITEM 3.  Defaults Upon Senior Securities                                8

ITEM 4.  Submission of Matters to a Vote of Security Holders            8

ITEM 5.  Other Information                                              8

ITEM 6.  Exhibits and Reports on Form 8-K                               9

    Signatures                                                          9

                                    PART I.


ITEM 1.    FINANCIAL STATEMENTS


                                              BALANCE SHEETS AS OF JUNE 30, 2002
MISSOURI RIVER AND GOLD GEM CORPORATION       AND DECEMBER 31, 2001


                                         JUNE 30,      DECEMBER 31,
                                           2002            2001
                                        (UNAUDITED)
                                        -----------     -----------
ASSETS
CURRENT ASSETS:
   Cash                                 $   51,105      $   67,137
   Accrued interest receivable                                 165
                                        -----------     -----------
       Total current assets             $   51,105      $   67,302
                                        ===========     ===========


                      LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                     $      510      $      -
                                        -----------     -----------

       Total current liabilities               510             -
                                        -----------     -----------

STOCKHOLDERS' EQUITY:
   Common stock; $.001 par value;
     50,000,000 shares authorized;
     4,938,115 shares issued and
     outstanding                             4,938           4,938
   Additional paid-in capital              638,433         638,433
   Note receivable for stock purchase                       (5,000)
   Accumulated deficit                    (592,776)       (571,069)
                                        -----------     -----------

       Total stockholders' equity           50,595          67,302
                                        -----------     -----------

       Total liabilities and
       stockholders' equity             $   51,105      $   67,302
                                        ===========     ===========











  The accompanying notes are an integral part of these financial statements.

MISSOURI RIVER AND GOLD GEM CORPORATION  STATEMENTS OF OPERATIONS FOR THE THREE
                                         AND SIX MONTH PERIODS ENDED JUNE 30,
                                         2002 AND 2001 (UNAUDITED)




                                    JUNE 30, 2002           JUNE 30, 2001
                              ------------------------  ------------------------
                                 THREE      SIX         THREE      SIX
                                 MONTHS     MONTHS      MONTHS     MONTHS
                              -----------  -----------  -----------  -----------

OPERATING EXPENSES:
   General and administrative
     Expenses                 $   13,568   $   22,228   $   14,098   $   14,657
                              -----------  -----------  -----------  -----------

       Total operating expenses   13,568       22,228       14,098       14,657
                              -----------  -----------  -----------  -----------

OTHER (INCOME) EXPENSES:
   Interest income                  (220)        (521)        (244)        (256)
   Interest expense                  -            -             69          199
                              -----------  -----------  -----------  -----------

       Total other (income)
       Expenses                     (220)        (521)        (175)         (57)
                              -----------  -----------  -----------  -----------
NET LOSS                      $   13,348   $   21,707   $   13,923   $   14,600
                              ===========  ===========  ===========  ===========


NET LOSS PER SHARE            $      Nil   $      Nil   $      Nil   $      Nil
                              ===========  ===========  ===========  ===========


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC      4,938,115    4,938,115    2,938,115    3,322,645
                              ===========  ===========  ===========  ===========




















  The accompanying notes are an integral part of these financial statements.

MISSOURI RIVER AND GOLD GEM CORPORATION    STATEMENTS OF CASH FLOWS FOR THE
                                           SIX MONTH PERIODS ENDED JUNE 30,
                                           2002 AND 2001 (UNAUDITED)



                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                    -------------------------
                                                        2002          2001
                                                    -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $  (21,707)   $  (14,600)

   Change in:
     Increase (decrease) in accrued interest
       Receivable                                         (165)           12
     Increase in accounts payable                         (510)          -
                                                    -----------   -----------
       Net cash used by operating activities           (21,032)      (14,612)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note receivable - stock purchase        5,000           -
   Payment on advances payable to officer                  -          (3,072)
   Payment on note payable to officer                      -          (5,200)
   Payment of accrued interest payable                     -            (285)
   Issuance of common stock for cash                       -          95,000
                                                    -----------   -----------
     Net cash provided by financing activities           5,000        86,443
                                                    -----------   -----------

NET CHANGE IN CASH                                     (16,032)       71,831

CASH AT BEGINNING OF PERIOD                             67,137         5,185
                                                    -----------   -----------

CASH AT END OF PERIOD                               $   51,105    $   77,016
                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid for interest during the period                       $      484
                                                                  ===========
SUPPLEMENTAL SCHEDULE ON
NON-CASH FINANCING ACTIVITIES:
   Issuance of common stock for note receivable                   $    5,000
                                                                  ===========











  The accompanying notes are an integral part of these financial statements.

MISSOURI RIVER AND GOLD GEM CORPORATION
(UNAUDITED)                                  NOTES TO FINANCIAL STATEMENTS

   1.BASIS OF PRESENTATION:

The financial statements of Missouri River and Gold Gem Corporation ("the Company") included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the registrant's Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2002.


   2.NATURE OF BUSINESS AND PLAN OF OPERATION:

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company's independent accountants in their report on the Company's December 31, 2001, financial statements. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.







             [The balance of this page left intentionally blank.]

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

For the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001

For the three months ended June 30, 2002, the Company had a net loss of $13,348 compared to a net loss of $13,923 for the three months ended June 30, 2001. The majority of the expenses for both three month periods were primarily attributable to legal and accounting fees.

For the six month period ended June 30, 2002 compared to the six month period ended June 30, 2001

For the six month period ended June 30, 2002, the Company had a net loss of $21,707 compared to a net loss of $14,600 during the six month period ended June 30, 2001. During both six month periods, the net losses were primarily attributable to legal and accounting fees.

FINANCIAL CONDITION AND LIQUIDITY

During the six month period ended June 30, 2002, the Company used $21,032 of cash in operating activities. The Company has no recurring revenue from operating activities and has no immediate plans to sell additional shares of common stock. The Company anticipates being able to fund its operations for the remainder of 2002 through its existing cash resources.










             [The balance of this page left intentionally blank.]

                                    PART II

ITEM 1.    LEGAL PROCEEDINGS

           NONE

ITEM 2.    CHANGES IN SECURITIES

           NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE

ITEM 5.    OTHER INFORMATION

The Company held its 2002 Annual Shareholders Meeting on July 12, 2002.

The following matters were submitted to a vote of the Shareholders at the meeting:

     1. To consider and vote upon the change of the Company's domicile from the State of Montana to the State of Nevada.

     1. To elect two (2) members to the Board of Directors to serve for a one year term or until their respective successors are elected and qualified;

     2. To approve the engagement of DeCoria, Maichel & Teague PS as independent certified public accountants for the Company for the fiscal year ending December 31, 2002.

1. TO CHANGE THE COMPANY'S DOMICILE FROM THE STATE OF MONTANA TO THE STATE OF NEVADA.

The following sets forth the tabulation of shares voting for this matter

                         4,255,723  For
                               750  Against
                              1500  Withheld

1. ELECTION OF DIRECTORS

The following persons were elected Directors of the Company to hold office until the election of Directors at the next Annual General Meeting :

           Martyn A. Powell (votes for: 8,526,646)
           John Powell      (votes for: 8,499,446)

2. APPOINTMENT OF AUDITORS.

DeCoria, Maichel & Teague PS, were appointed as Auditors for the Company to hold office until the close of the next annual meeting of the Company. The following sets for the tabulation of shares voting for this matter.

                     4,250,473  For
                           750  Against
                         5,500  Withheld
                             0  Not Voted
           Total shares voted:  4,256,723

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           NONE

















                                  SIGNATURES




Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    Missouri River and Gold Gem Corporation
                                 (Registrant)


By:  /s/  Martyn A. Powell                               07/22/02
----------------------------------------                 --------
Martyn A. Powell                                           Date
President, Director and Principal Financial Officer