Form 10QSB
period 2002-09-30
MISSOURI RIVER & GOLD GEM CORP
filed 2002-10-22
CIK 755328

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                           FORM 10-QSB

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

Yes [X]  No [  ]

At October  15, 2002, 4,938,115 shares  of the registrant's  common  stock were outstanding.


                      MISSOURI RIVER AND GOLD GEM CORPORATION

                                   FORM 10-QSB

                 For the quarterly period ended September 30, 2002

                               TABLE OF CONTENTS

                                    PART I

                                                                          PAGE

ITEM 1.  Financial Statements

     Balance Sheets as of September 30, 2002

       and December 31, 2001                                                 3

     Statements of Operations For the Three and Nine Month

     Periods Ended September 30, 2002 and 2001                               4

     Statements of Cash Flows For the Nine Month Periods

       Ended September 30, 2002 and 2001                                     5

     Notes to Financial Statements                                           6

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and

         Results of Operations                                               7

                                    PART II

ITEM 1.          Legal Proceedings                                           8

ITEM 2.          Changes in Securities                                       8

ITEM 3.          Defaults Upon Senior Securities                             8

ITEM 4.          Submission of Matters to a Vote of Security Holders         8

ITEM 5.          Other Information                                           8

ITEM 6.          Exhibits and Reports on Form 8-K                            8

Signatures                                                                   9

Certifications                                                               9


                      MISSOURI RIVER AND GOLD GEM CORPORATION

                                   FORM 10-QSB

                 For the quarterly period ended September 30, 2002

                                    PART I

ITEM 1.     FINANCIAL STATEMENTS

Balance Sheets                                        as of September 30, 2002

Missouri River and Gold Gem Corporation               and December 31, 2001

-------------------------------------------------------------------------------

                                                 September 30,    December 31,

                                                 (UNAUDITED)

                                                --------------   --------------

ASSETS

CURRENT ASSETS:

  Cash                                          $      49,396    $      67,137

  Accrued interest receivable                             -                165

                                                --------------   --------------

  Total current assets                          $      49,396    $      67,302

                                                ==============   ==============

                      LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                              $          91              -

                                                --------------   --------------

     Total current liabilities                             91              -

                                                --------------   --------------

STOCKHOLDERS’ EQUITY:

  Preferred stock; $0.001 par value; 10,000,000

    shares authorized as of September 30, 2002;

    none authorized as of December 31, 2001;

    no shares outstanding                                 -                -

  Common stock; $0.001 par value; 300,000,000

    shares authorized as of September 30, 2002;

    50,000,000 shares authorized as of

    December 31, 2001; 4,938,115 shares

    issued and outstanding                              4,938            4,938

  Additional paid-in capital                          638,433          638,433

  Note receivable for stock purchase                      -             (5,000)

  Accumulated deficit                                (594,066)        (571,069)

                                                --------------   --------------

  Total stockholders’ equity                           49,305           67,302

                                                --------------   --------------

  Total liabilities and stockholders’ equity    $      49,396    $      67,302

                                                ==============   ==============

The accompanying notes are an integral part of these financial statements.


                      MISSOURI RIVER AND GOLD GEM CORPORATION

                                   FORM 10-QSB

                 For the quarterly period ended September 30, 2002

Missouri River and Gold Gem Corporation      Statements of Operations for the

                                             Three and Nine Month Periods Ended

                                             September 30, 2002 and 2001

                                            (UNAUDITED)

                                 September 30, 2002        September 30, 2001

                              ------------------------  ------------------------

                                 Three        Nine        Three        Nine

                                 Months       Months      Months       Months

                              -----------  -----------  -----------  -----------

OPERATING EXPENSES:

  General and administrative

    expenses                  $    1,458   $   23,685   $    9,940   $   24,597

                              -----------  -----------  -----------  -----------

  Total operating expenses         1,458       23,685        9,940       24,597

                              -----------  -----------  -----------  -----------

OTHER (INCOME) EXPENSES:

  Interest income                   (167)        (688)        (587)        (843)

  Interest expense                    -           -            -            199

                              -----------  -----------  -----------  -----------

  Total other (income)

    expenses                        (167)        (688)        (587)        (644)

                              -----------  -----------  -----------  -----------

NET LOSS                      $    1,291   $   22,997   $    9,353   $   23,953

                              ===========  ===========  ===========  ===========

NET LOSS PER SHARE            $     Nil    $     Nil    $     Nil    $     Nil

                              ===========  ===========  ===========  ===========

WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING - BASIC      4,938,115    4,938,115    4,938,115    3,867,053

                              ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.


                      MISSOURI RIVER AND GOLD GEM CORPORATION

                                   FORM 10-QSB

                 For the quarterly period ended September 30, 2002

Missouri River and Gold Gem Corporation           Statements of Cash Flows for

                                                  the Nine Month Periods Ended

                                                  September 30, 2002 and 2001

                                            (UNAUDITED)

                                                        NINE MONTHS ENDED

                                                           SEPTEMBER 30,

                                                    -------------------------

                                                        2002          2001

                                                    -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                          $  (22,997)   $  (23,953)

Adjustments to reconcile net loss to net cash

     used by operating activities:

Change in:

     Accrued interest receivable                           165           (88)

     Accounts payable                                       91           -

     Interest payable                                      -            (285)

                                                    -----------   -----------

Net  cash  flows  used  by  operating  activities      (22,741)      (24,326)

                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payment on note receivable - stock purchase         5,000           -

     Advances from officer                                 -          (3,072)

     Proceeds from issuance of common stock                -          95,000

     Note payable to officer                               -          (5,200)

                                                    -----------   -----------

Net cash flows provided by financing activities          5,000        86,728

                                                    -----------   -----------

NET CHANGE IN CASH                                     (17,741)        62,402

CASH AT BEGINNING OF PERIOD                             67,137          5,185

                                                    -----------   -----------

CASH AT END OF PERIOD                               $   49,396    $   67,587

                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION:

     Cash paid for interest during the period                     $      484

SUPPLEMENTAL SCHEDULE ON

NON-CASH FINANCING ACTIVITIES:

     Issuance of common stock for note receivable                 $    5,000

The accompanying notes are an integral part of these financial statements.


                      MISSOURI RIVER AND GOLD GEM CORPORATION

                                   FORM 10-QSB

                 For the quarterly period ended September 30, 2002

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

3.  Merger:

Pursuant to a Plan of Merger adopted by the Company's board of directors on May

28,  2002,  the Company merged with its wholly-owned subsidiary, Missouri River and Gold Gem  Corporation, a Nevada corporation.  The merger was in conjunction with changing the Company's domicile  from the State of Montana to the State of

Nevada, and was approved by a majority vote of the Company's shareholders at an annual meeting of shareholders held July  12, 2002 (See Item 4).  The surviving

Nevada corporation has 300,000,000 shares of  $0.001  par  value  common  stock authorized  for issue and 10,000,000 shares of $0.001 par value preferred stock authorized for issue.


                      MISSOURI RIVER AND GOLD GEM CORPORATION

                                   FORM 10-QSB

                 For the quarterly period ended September 30, 2002

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

Results of Operations

For the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001

For the three months  ended  September  30, 2002, the Company had a net loss of

$1,291 compared to a net loss of $9,353 for  the  three  months ended September

30,  2001.   The decrease in net loss from 2001 to 2002 was  due  to  decreased general and administrative expenses in 2002.

For the nine month  period  ended September 30, 2002 compared to the nine month period ended September 30, 2001

For the nine months ended September  30,  2002,  the  Company had a net loss of

$22,997 compared to a net loss of $23,953 for the nine  months  ended September

30,  2001.   The  majority  of  the  expenses for both nine month periods  were primarily attributable to legal and accounting fees.

Financial Condition and Liquidity

During the nine month period ended September 30, 2002, the Company used $22,741 of cash in operating activities.  The  Company  has  no  recurring revenue from operating  activities and has no immediate plans to sell additional  shares  of

common stock.   The  Company  anticipates being able to fund its operations for the remainder of 2002 through its existing cash resources.


                      MISSOURI RIVER AND GOLD GEM CORPORATION

                                   FORM 10-QSB

                 For the quarterly period ended September 30, 2002

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

NONE

ITEM 2.     CHANGES IN SECURITIES

NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 12, 2002, at an annual  meeting of shareholders the following directors were re-elected:

                              Votes For*     Votes Against*     Votes Withheld*

                             -----------    ---------------    ----------------

Martyn A. Powell              8,526,646           500                    0

John Powell                   8,499,446           500                    0

*As voted cumulatively

Also at the annual meeting the following  two  proposals  were  approved by the shareholders:

Proposal  2.  Change of the Corporation's state of domicile from the  State  of

Montana to the  State  of Nevada, to be accomplished by a merger of the Company with its wholly-owned subsidiary in the State of Nevada.

                             Votes For       Votes Against      Votes Withheld

                             -----------    ---------------    ----------------

                             4,255,723            750                1,500

Proposal 3. To appoint DeCoria, Maichel & Teague P.S. as the Company's auditors for the year ending December 31, 2002.

                             Votes For       Votes Against      Votes Withheld

                             -----------    ---------------    ----------------

                             4,250,473            750               5,500

ITEM 5.     OTHER INFORMATION

NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

NONE


                      MISSOURI RIVER AND GOLD GEM CORPORATION

                                   FORM 10-QSB

                 For the quarterly period ended September 30, 2002

                                   SIGNATURES

Pursuant to the requirements  of  Section  13  or  15(b)  of the Securities and

Exchange Act of 1934, the registrant has duly caused this report  to  be signed on its behalf by the undersigned, thereunto duly authorized.

Missouri River and Gold Gem Corporation

(Registrant)

By: /s/: Martyn A. Powell                                 10/18/02

---------------------------------------------------    --------------

Martyn A. Powell                                            Date

President, Director and Principal Financial Officer

                                  CERTIFICATION

I, Martyn Powell certify that:

1.      I  have reviewed this report on Form 10-QSB of Missouri River and  Gold

Gem Corp.

2.     Based  on  my  knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which  such statements were made, not misleading with respect to the period covered by this report.

3.      Based  on  my  knowledge, the financial statements, and other financial information included in  this report, fairly present  in all material  respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date: October 18, 2002

     /s/ Martyn Powell

     -----------------------------------

     Martyn Powell

     President, and Principal Financial Officer