Form 10KSB
period 2002-12-31
MISSOURI RIVER & GOLD GEM CORP
filed 2003-03-17
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

to

Commission file number 000-33109

MISSOURI RIVER AND GOLD GEM CORPORATION

(Name of small business issuer in its charter)

Nevada

81-0444479

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

2024 105th PL. S.E., Everett, WA

98208

(Address of principal executive offices)

(Zip code)

Issuer’s telephone number, including area code:  (425) 337-7778

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

Yes

X

No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price on February 12, 2003, as reported by the Over the Counter Bulletin Board was $523,184.

At February 12, 2003, the registrant had 4,938,115 outstanding shares of par value $.001 common stock.

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTIES

6

ITEM 3.

LEGAL PROCEEDINGS

6

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

7

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

7

ITEM 7.

FINANCIAL STATEMENTS

8

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

ACT

19

ITEM 10.

EXECUTIVE COMPENSATION

19

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

19

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

20

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

20

ITEM 14.

CONTROLS AND PROCEDURES

21

SIGNATURES

22

CERTIFICATION

23

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

Missouri River and Gold Gem Corporation desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s discussion and analysis or plan of operations and elsewhere in this report.  Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.   Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.

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

History Continued:

In June 2000, the Company’s Board of Directors decided to commence implementation of the business purpose and to proceed with filing a Form 10-SB.  The Company’s business plan is to locate and consummate a merger or acquisition with a private entity.

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for the years ended December 31, 2002 and 2001, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses and has stockholders' and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern.

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

Speculative Nature of Company’s Proposed Operations

The success of the Company’s proposed plan of operation will depend, to a great extent, on the operations, financial condition and management of the identified business opportunity.  While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria.  In the event that the Company completes a business combination, of which there can be no assurance, the success of operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company’s control.

Scarcity of and Competition for Business Opportunities and Combinations

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

Continued Management Control, Limited Time Availability

While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of the Company.   The Company’s officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future.  The Company has not obtained key man life insurance on any of its officers or directors.  Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company’s business and its likelihood of continuing operations.

Conflicts of Interest – General

The Company’s officers and directors participate in other business ventures which compete directly with the Company.  Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company’s officers or directors are involved in the management of any firm with which the Company transacts business.

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

Probable Change in Control and Management

A business combination involving the issuance of the Company’s stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company.  The resulting change in control of the Company will likely result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction of Percentage Share Ownership Following Business Combination

The Company’s primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company.  The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

Requirement of Audited Financial Statements May Disqualify Business Opportunities

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

Employees

The Company has no paid employees.  None of the Company’s executive officers are employed by the Company.  Management services are provided on an “as needed” basis without compensation, generally less than five hours per week.  The Company has no oral or written contracts for services with any member of management.

There is no preliminary agreement or understanding existing or under contemplation by the Company (or any person acting on its behalf) concerning any aspect of the Company’s operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Item 2. Description of Properties

The Company has no properties.  The Company presently operates out of the home office of its President, Martyn A. Powell.  The office space is provided rent free to the Company.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

On July 12, 2002, the Company held the 2002 annual meeting of Shareholders.  A proxy vote was conducted to vote on the following items:

1.

To consider and vote upon the change of the Company’s domicile from the State of Montana to the State of Nevada:

Votes For	Votes Against	Votes Withheld
4,255,723	750	1,500

2.

To elect two members to the Board of Directors to serve for a one year term or until their respective successors are elected and qualified:

	Votes For*	Votes Against*	Votes Withheld
Martyn A. Powell	8,526,646	500	0
John Powell	8,499,446	500	0

*Cumulative Votes

3.

To approve the engagement of DeCoria, Maichel & Teague PS as independent Certified public accountants for the Company for the fiscal year ending December 31, 2002:

Votes For	Votes Against	Votes Withheld
4,250,473	750	5,500

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Over the Counter Bulletin Board and is traded under the symbol, “MRGG.”  The following table sets forth the range of high and low closing sale prices for the Company’s common stock Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2001	2002
	High	Low	High	Low
First Quarter	Unpriced	Unpriced	.20	.15
Second Quarter	.05	.05	.40	.20
Third Quarter	.10	.10	.24	.20
Fourth Quarter	.15	.15	.23	.16

The approximate number of record holders of common stock at February 12, 2003 is 363.

No dividends have been paid or declared by the Company during the last five years; and the Company does not anticipate paying dividends on its common stock in the foreseeable future.  Instead, the Company expects to retain its earnings for the operation and expansion of its business.

Item 6.

Management’s Discussion and Analysis or Plan of Operations

General

Certain matters discussed are forward-looking statements that involve risks and uncertainties including changing market conditions and the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent the Company’s judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Plan of Operations

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.  The primary method the Company will use to find potential merger or acquisition candidates will be to run classified ads seeking companies, which are looking to merge with a public shell.  The Company has no recurring revenue from operating activities and plans to fund its future operations through additional sales of its common stock, although there can be no assurances the Company will be able to continue sell its common stock.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely primarily upon their own efforts to accomplish the business purposes of the Company.  It is not anticipated that any outside consultants or advisors, other than the Company’s legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein

Plan of Operations Continued:

In 2002, the Company went from the Pink Sheets to the Over The Counter Bulletin Board trading level.  The Company incurred a net loss of $23,983 in 2002 compared to a net loss of $24,326 in 2001.  The primary expenses in 2002 were for legal, accounting and expenses related to the shareholders’ meeting in July.  As of December 31, 2002, the Company had $48,319 in cash (no other assets).  Management believes that the Company will be able to pay all anticipated expenses in 2003 without the necessity of having to sell any common stock in order to raise additional cash.  In 2002, the Company changed its domicile to the State of Nevada.  It is anticipated that this will be beneficial to the Company if a suitable merger candidate is found.  Although the Company did not issue any additional shares in 2002, it did increase the authorized shares to 300 million from 50 million and authorized 10 million preferred shares in connection with the domicile change to Nevada.  It is anticipated that these share authorizations may also be beneficial should a suitable merger candidate be found.

Item 7.

Financial Statements

DECORIA, MAICHEL & TEAGUE

A PROFESSIONAL SERVICES FIRM

Report of Independent Certified Public Accountants

Board of Directors

Missouri River and Gold Gem Corporation

We have audited the accompanying balance sheets of Missouri River and Gold Gem Corporation (“the Company”) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Missouri River and Gold Gem Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

/s/: DeCoria, Maichel & Teague P.S.

Spokane, Washington

January 23, 2003

MISSOURI RIVER AND GOLD GEM CORP

TABLE OF CONTENTS

Page

Balance Sheets, December 31, 2002 and 2001

11

Statements of Operations for the years ended December 31, 2002 and 2001

12

Statements of Changes in Stockholders’ Equity

for the years ended December 31, 2002 and 2001

13

Statements of Cash Flows for the years ended December 31, 2002 and 2001

14

Notes to Financial Statements

15-19

Missouri River and Gold Gem Corporation

Balance Sheets

December 31, 2002 and 2001

ASSETS

2002

2001

Current assets:

Cash

$

48,319

$

67,137

Accrued interest receivable

                  -

            165

Total assets

$       48,319

$     67,302

STOCKHOLDERS’ EQUITY

Stockholders’ equity:

Preferred stock; $0.001 par value; 10,000,000

shares authorized as of December 31, 2002;

none authorized as of December 31, 2001;

no shares issued and outstanding

Common stock; $0.001 par value; 300,000,000

shares authorized as of December 31, 2002;

50,000,000 shares authorized as of

December 31, 2001; 4,938,115 shares

issued and outstanding

$

4,938

$

4,938

Additional paid-in capital

638,433

638,433

Note receivable for stock purchase

(5,000)

Accumulated deficit

     (595,052)

    (571,069)

Total stockholders’ equity

$       48,319

$      67,302

The accompanying notes are an integral part of the financial statements.

Missouri River and Gold Gem Corporation

Statements of Operations

For the years ended December 31, 2002 and 2001

2002

2001

Operating expenses:

General and administrative expenses

         24,793

       25,378

         24,793

       25,378

Other expenses (income):

Interest expense

199

Interest income

            (810)

        (1,251)

            (810)

        (1,052)

Net loss

$       23,983

$      24,326

Net loss per share-basic

$             Nil

$            Nil

Weighted average common

shares outstanding-basic

    4,938,115

  4,137,019

The accompanying notes are an integral part of the financial statements.

Missouri River and Gold Gem Corporation

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2002 and 2001

Additional

Note

Common Stock

Paid-in

Receivable for

Accumulated

Shares

Amount

Capital

Stock Purchase

Deficit

Totals

Balance, December 31, 2000

2,938,115

$

2,938

$

540,433

$

(546,743)

$

(3,372)

Net loss

(24,326)

(24,326)

Sale of common stock

2,000,000

2,000

98,000

$        (5,000)

                   -

      95,000

Balance, December 31, 2001

4,938,115

4,938

638,433

(5,000)

(571,069)

67,302

Net loss

(23,983)

(23,983)

Payment of note receivable for stock purchase

                 -

                 -

                -

            5,000

                   -

            5,000

Balance, December 31, 2002

     4,938,115

   $       4,938

  $  638,433

   $                 0

$   (595,052)

$    48,319

The accompanying notes are an integral part of the financial statements.

Missouri River and Gold Gem Corporation

Statements of Cash Flows

For the years ended December 31, 2002 and 2001

2002

2001

Cash flows from operating activities:

Net loss

$

(23,983)

$

(24,326)

Adjustments to reconcile net loss to net cash

used by operating activities:

Change in:

Accrued interest receivable

165

(165)

Advances from officer

(3,072)

Accrued interest payable

                  -

           (285)

Net cash used by operating activities

      (23,818)

      (27,848)

Cash flows from financing activities:

Proceeds from sale of common stock

95,000

Proceeds from note receivable for stock purchase

5,000

Payments on notes payable to officer

                  -

        (5,200)

Net cash provided by financing activities

           5,000

        89,800

Net change in cash

(18,818)

61,952

Cash, beginning of year

         67,137

          5,185

Cash, end of year

$       48,319

$      67,137

Supplemental cash flows disclosure:

Cash paid for interest

$           484

Non-cash financing activities:

Note receivable for stock purchase

$        5,000

The accompanying notes are an integral part of the financial statements.

Missouri River and Gold Gem Corporation

Notes to Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Missouri River and Gold Gem Corporation ("the Company”) is a Montana corporation originally incorporated as McGinnis-Powell and Sons, Inc. in 1983, and renamed “Missouri River Gold and Gem Corporation” in 1984. The Company was formed to explore for and mine gold and gem stones on a leased property in the State of Montana. The Company was unsuccessful in its exploration and mining activities and abandoned its leasehold mining interest. Since 1990 the Company has been substantively inactive.

During 1990, the Company changed its name to Missouri River and Gold Gem Corporation. During 1999, the Company reinstated its corporate charter in the State of Montana, and began efforts to favorably position itself to seek alternative business opportunities.

In 2002, the Company merged into its wholly-owned Nevada subsidiary and changed its corporate domicile from the State of Montana to the State of Nevada. Throughout this report reference to “the Company” may include the Montana corporation prior to the merger and the Nevada corporation subsequent to the merger.

The Company has incurred operating losses since its inception. The Company has no recurring source of revenue and has an accumulated deficit.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through sales of its unregistered common stock and the eventual acquisition of an entity with profitable business operations. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

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

Income Taxes

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

Loss per Share

Basic loss per share is determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Net loss per share amounts are based on the weighted average number of common stock shares outstanding during each period.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141").  SFAS No. 141 addresses financial accounting and reporting for business combinations.  SFAS No. 141 generally requires business combinations to be accounted for using the purchase method.  The pronouncement is effective for business combinations occurring after June 30, 2001.  Concurrent with the issuance of SFAS No. 141, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 sets forth financial accounting and reporting for acquired goodwill and other intangible assets.  The provisions of SFAS No. 142 are effective December 31, 2001.  The Company does not anticipate that adoption of these pronouncements will result in any impact on its reported financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.  The Company presently does not have any asset retirement obligations and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.  The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001.  The Company will adopt SFAS no. 144 on January 1, 2002 and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

Missouri River and Gold Gem Corporation

Notes to Financial Statements, Continued:

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material impact on its reported financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes that the adoption of SFAS No. 146 will not have a material impact on its reported financial position or results of operations.

In August 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002. The Company believes that the adoptìon ìf SFAS No. 147 will not have a material impact on its reported financial position or results of operations.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and accrued interest receivable, approximated fair value as of December 31, 2002 and 2001.

Missouri River and Gold Gem Corporation

Notes to Financial Statements, Continued:

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Environmental Matters

In prior years the Company had an interest on a leased property in the State of Montana for purposes of developing commercial mineral and gem deposits.  The Company and its properties have been subject to a variety of federal and state regulations governing land use and environmental matters.  The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

3.

MERGER

Pursuant to a Plan of Merger adopted by the Company’s board of directors on May 28, 2002, the Company merged with its wholly-owned subsidiary, Missouri River and Gold Gem Corporation, a Nevada corporation. The merger was effected by a share-for-share exchange between the constituent corporations, and was subject to the approval of a majority vote of shareholders. On July 12, 2002, at an annual meeting of the shareholders, the Merger was ratified and became effective upon the filing of the Articles of Merger with the state of Nevada shortly thereafter.

4.

INCOME TAXES

At December 31, 2002 and 2001, the Company had federal tax-basis net operating loss carryforwards totaling approximately $48,000 and $24,000, respectively, which will expire through 2022.  The deferred tax assets associated with these operating loss carryforwards is approximately $16,000 and $8,000 for the years ended December 31, 2002 and 2001, respectively, and have been fully reserved for each of the years then ended, as management believes it is more likely than not that the deferred tax assets will not be utilized.

5.

STOCKHOLDERS’ EQUITY

Common Stock

The Company has one class of $0.001 par value common stock authorized and outstanding. Upon the Company's merger (See Note 3), into its wholly-owned Nevada subsidiary during 2002, the Company’s articles of incorporation now provide for 300,000,000 shares of common stock available for issue.

Missouri River and Gold Gem Corporation

Notes to Financial Statements, Continued:

5.

STOCKHOLDERS’ EQUITY, CONTINUED:

Preferred Stock

As provided by the Company’s articles of incorporation and in connection with its merger into its wholly-owned Nevada subsidiary, the Company has 10,000,000 shares of $0.001 par value preferred stock available for issue as of December 31, 2002.  The preferred stock is entitled to preference over common stock of the Company with respect to the distribution of assets in the event of liquidation or dissolution. The preferred stock may be divided into and issued in designated series as determined by the Company’s board of directors.

Sale of Common Stock

In May of 2001, the Company’s board of directors resolved to offer up to 2,000,000 shares of its common stock, in a private placement, to certain accredited investors in the State of Washington.  The offering, which was exempt from registration under the Securities Act of 1933 (“the Act”) pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, resulted in the issue of 2,000,000 shares of the Company’s stock for $0.05 per share, or $100,000.

Note Receivable for Stock Sale

In connection with the private placement of the Company’s common stock, 100,000 shares were sold to the Company’s attorney in exchange for a note receivable of $5,000.  The note was executed on June 15, 2001, accrued interest at 6% per annum and was payable on demand.  At December 31, 2001, the Company had accrued $165 of interest receivable relating to the note.  On May 2, 2002, the note payable and accrued interest was paid in full.

6.

RELATED PARTY TRANSACTIONS

During 2001, the Company sold 500,000 shares of its unregistered common stock to current officers and directors of the Company for $25,000, or $0.05 per share.  In addition, during 2001, the Company sold 200,000 shares of its unregistered common stock to former officers and directors of the Company and their immediate family members for $10,000, or $0.05 per share.  Both of the aforementioned sales were pursuant to a private placement of the Company’s common stock that was exempt from registration (See Note 5).

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance with

Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

Affiliation

Name

Age

with Registrant

Expiration of Term

Martyn A. Powell

50

President, Director

Annual meeting

John A. Powell

71

Secretary, Director

Annual meeting

Business Experience of Directors and Executive Officers

Martyn A. Powell – Mr. Powell was appointed to office in 1999.  For the past 12 years, Mr. Powell has been employed as a realtor in the greater Seattle area. Mr. Powell is also an executive officer and director of Quad Metals Corporation and Aberdeen Idaho Mining Company, both of which are public companies.

John A. Powell – Mr. Powell is a retired building contractor and founder of the Company.  John A. Powell and Martyn A Powell are father and son.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers and holders of 10% or more of the Company's common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and stockholders holding more than 10% of the Company’s common stock are required by the regulation to furnish the Company with copies of all Section 16(a) forms they have filed.  To the best of the Company’s knowledge, all required reports have been filed.

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

The following tables set forth certain information, as of February 12, 2003, regarding beneficial ownership of the Company’s stock by (1) each person who is known to the Company to own beneficially more than 5% of any class of the Company's voting stock, and (2) (a) each director and each nominee for the election as a director of the Company, (b) each executive officer named in the Summary Compensation Table set forth above, and (c) all current directors and current executive officers of the Company as a group.

The information on beneficial ownership in the table and the footnotes thereto is based upon the Company's records and, in the case of holders of more than 5% of the Company's stock, the most recent Schedule 13D or 13F filed by each such person or entity and information supplied to the Company by such person or entity.  Unless otherwise indicated, to the Company’s knowledge each person has sole voting power and sole investment power with respect to the shares shown.

Security Ownership of Certain Beneficial Owners

As of the close of business on February 12, 2003, based on information available to the Company, the following persons own beneficially more than 5% of any class of the outstanding voting securities of Missouri River and Gold Gem Corporation.

Name and Address of

Amount and Nature of

Percent of

Title of Class

Beneficial Owner

Beneficial Ownership

Class

Common stock

Jerry McGinnis

327,246

6.8%

1025 S. Windrose Dr.

Coupeville, WA  98239

Common stock

Carol Dunne

300,000

6.1%

5105 Sunward Drive

Spokane, WA  99223

Security Ownership of Management as of February 12, 2003

Name and Address of

Amount and Nature of

Percent of

Title of Class

Beneficial Owner

Beneficial Ownership

Class

Common stock

Martyn A. Powell

1,317,358

26.7%

Common stock

John A. Powell

   377,591

7.6%

Common stock

All Directors and executive

Officers as a group (2 individuals)

1,694,949

34.3%

 (1)

Percent of ownership is based upon 4,938,115 shares of common stock outstanding at February 12, 2003.

Item 12. Certain Relationships and Related Transactions

See notes 3, 4, 6 and 7 to the financial statements.

Item 13.  Exhibits and Reports on Form 8-K

No.	Exhibit
(3)(i)(a)	Articles of Incorporation as previously filed on form 10-SB
(3)(i)(b)	Articles of Amendment dated September 17, 1984 as previously filed on form 10-SB
(3)(i)(c)	Restated Articles of Incorporation dated 8/7/86 as previously filed on form 10-SB
(3)(i)(d)	Certificate of Amendment to Articles dated 5/26/90 as previously filed on form 10-SB
(3)(ii)	By Laws as previously filed on form 10-SB
99	Certification of Principal Executive Officer and Principal Executive Officer pursuant to Rule 906 of Sarbanes-Oxley Act

During the fourth quarter of 2001, no reports were filed on Form 8-K.

Item 14.  Controls and Procedures

The Registrant's President and Chief Financial Officer has evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant's President and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Registrant's internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

[The balance of this page intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSOURI RIVER AND GOLD GEM CORPORATION

(Registrant)

By:/s/ Martyn A. Powell

Martyn A. Powell

(President, Director and Chief Financial Officer)

February 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Martyn A. Powell

Martyn A. Powell

(Director, President and Chief Financial Officer)

February 12, 2003

By:/s/ John A. Powell

John A. Powell

(Director and Secretary)

February 12, 2003

Certification

I, Martyn A. Powell, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Missouri River and Gold Gem Corporation.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual report.

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b.

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.

presented in this annual report my conclusions about the effectiveness of disclosure controls and procedures based on my evaluation as of the Evaluation Dates’

5.

I have disclosed, based on my most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

a.

all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/Martyn  A. Powell

Martyn A. Powell

Principal Executive Officer and Principal Financial Officer