Form 10QSB
period 2003-03-31
MISSOURI RIVER & GOLD GEM CORP
filed 2003-04-24
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-33109

MISSOURI RIVER AND GOLD GEM CORPORATION

(Exact name of small business issuer as specified in its charter)

               Nevada

      81-0444479

(State or other jurisdiction of

         (IRS Employer Identification Number)

incorporation or organization)

2024 105th Pl. S.E., Everett, WA, 99208

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (425) 337-7778

Common Stock

The OTC-Bulletin Board

          Title of each class

   Name and exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [X]  No [  ]

At April 14, 2003, 4,938,115 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Balance Sheets as of March 31, 2003

and December 31, 2002

3

Statements of Operations For the Three Month

Periods Ended March 31, 2003 and 2002

4

Statements of Cash Flows For the Three Month Periods

Ended March 31, 2003 and 2002

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

7

ITEM 3.

Controls and Procedures

7

PART II

ITEM 1.      Legal Proceedings

8

ITEM 2.      Changes in Securities

8

ITEM 3.      Defaults Upon Senior Securities

8

ITEM 4.      Submission of Matters to a Vote of Security Holders

8

ITEM 5.      Other Information

8

ITEM 6.      Exhibits and Reports on Form 8-K

8

   Signatures

9

   Certifications

10

PART I.

ITEM 1:  FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2003

Missouri River and Gold Gem Corporation

and December 31, 2002

ASSETS

	(Unaudited),
	March 31,	December 31,
	2003	2002
CURRENT ASSETS:
Cash	$41,184	$48,319

Total assets	$41,184	$48,319

STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock; $0.001 par value; 300,000,000 shares authorized; 4,938,115 shares issued and outstanding	$4,938	$4,938
Additional paid-in capital	638,433	638,433
Accumulated deficit	(602,187)	(595,052)
Total stockholders’ equity	$41,184	$48,319

The accompanying notes are an integral part of these financial statements.

Statements of Operations for the

Missouri River and Gold Gem Corporation

Three Month Periods Ended

(Unaudited)

March 31, 2003 and 2002

		March 31,		March 31,
		2003		2002
OPERATING EXPENSES:
General and administrative expenses		$7,211		$8,660
Total operating expenses		7,211		8,660

OTHER (INCOME):
Interest income		(76)		(301)
Total other (income)		(76)		(301)

NET LOSS		$7,135		$8,359

NET LOSS PER COMMON SHARE	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING – BASIC		4,938,115		4,938,115

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows for the

Missouri River and Gold Gem Corporation

Three Month Periods Ended

(Unaudited)

March 31, 2003 and 2002

	March 31,	March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,135)	$(8,359)
Change in:
Increase in accrued interest receivable		(75)
Increase in accounts payable		2,262
Net cash flows used by operating activities	(7,135)	(6,172)

NET DECREASE IN CASH	(7,135)	(6,172)

CASH AT BEGINNING OF PERIOD	48,319	67,137

CASH AT END OF PERIOD	$41,184	$60,965

The accompanying notes are an integral part of these financial statements.

MISSOURI RIVER AND GOLD GEM CORPORATION

(Unaudited)                                                                                   Notes to Financial Statements

1.

Basis of Presentation:

The financial statements of Missouri River and Gold Gem Corporation included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Missouri River and Gold Gem Corporation believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2002 included in the registrant’s filing of Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2003.

2.

Nature of Business and Plan of Operation:

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s December 31, 2002 financial statements.  The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

[The balance of this page left intentionally blank.]

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

Results of Operations

For the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002

For the three months ended March 31, 2003, the Company had a net loss of $7,135 compared to a net loss of $8,359 during the comparable period of 2002.  The majority of the expenses for the quarters ending March 31, 2003 and 2002 were in regard to the audit of the Company’s financial statements and the preparation and filing of Form 10-KSB with the Securities and Exchange Commission.

Financial Condition and Liquidity

During the three month period ended March 31, 2003, the Company used $7,135 of cash for operating activities, compared to $6,172 used for operating activities in the first quarter of 2002.  The Company has no recurring revenue from operating activities and has no plans to sell additional shares of common stock.  Management believes that the Company has sufficient cash to meet operating expenses for the remainder of 2003.

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s president and principle financial officer believes the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Missouri River and Gold Gem Corporation

(Registrant)

By:/s/  Marty A. Powell

   April 23, 2003

Martyn A. Powell

Date

President, Director and Principal Financial Officer

Certifications

I, Martyn A. Powell, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Missouri River and Gold Gem Corporation

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this quarterly report.

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

/s/Martyn A. Powell

Martyn A. Powell

President, Director and Principal Financial Officer