Form 10QSB
period 2003-06-30
MISSOURI RIVER & GOLD GEM CORP
filed 2003-07-16
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes [X]  No [  ]

             At July 9, 2003, 4,938,115 shares of the registrant’s common stock  were outstanding.

TABLE OF CONTENTS

PART I

            PAGE

ITEM 1.

Balance Sheets as of June 30, 2003

and December 31, 2002

3

Statements of Operations For the Three and Six Month

Periods Ended June 30, 2003 and 2002

4

Statements of Cash Flows For the Six Month Periods

Ended June 30, 2003 and 2002

5

Notes to Financial Statements

6

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and

                   Results of Operations

7

ITEM 3.      Controls and Procedures

8

PART II

ITEM 1.      Legal Proceedings

9

ITEM 2.      Changes in Securities

9

ITEM 3.      Defaults Upon Senior Securities

9

ITEM 4.      Submission of Matters to a Vote of Security Holders

9

ITEM 5.      Other Information

9

ITEM 6.      Exhibits and Reports on Form 8-K

9

                    Signatures

10

                    Certifications

11

PART I.

ITEM 1:  FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2003

Missouri River and Gold Gem Corporation                    and December 31, 2002

ASSETS

	(Unaudited),
	June 30,	December 31,
	2003	2002
CURRENT ASSETS:
Cash	$39,985	$48,319

Total assets	$39,985	$48,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$140

Total current liabilities	140

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock; $0.001 par value; 300,000,000 shares authorized; 4,938,115 shares issued and outstanding	4,938	4,938
Additional paid-in capital	638,433	638,433
Accumulated deficit	(603,526)	(595,052)

Total stockholders’ equity	39,845	48,319

Total liabilities and stockholders’ equity	$39,985	$48,319

                                                                                            Statements of Operations for the

Missouri River and Gold Gem Corporation                  Three and Six Month Periods Ended

(Unaudited)                                                                        June 30, 2003 and 2002

		June 30, 2003				June 30, 2002
		Three Months		Six Months		Three Months		Six Months
OPERATING EXPENSES:
General and administrative expenses		$1,404		$8,615		$13,568		$22,228
Total operating expenses		1,404		8,615		13,568		22,228

OTHER (INCOME):
Interest income		(65)		(141)		(220)		(521)
Total other (income)		(65)		(141)		(220)		(521)

NET LOSS		$1,339		$8,474		$13,348		$21,707

NET LOSS PER SHARE	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING – BASIC		$4,938,115		$4,938,115		$4,938,115		$4,938,115

                                                                                               Statements of Cash Flows for the

Missouri River and Gold Gem Corporation                     Six Month Periods Ended

(Unaudited)                                                                          June 30, 2003 and 2002

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,474)	$(21,707)

Change in:
Increase in accrued interest receivable		165
Increase in accounts payable	140	510
Net cash flows used by operating activities	(8,334)	(21,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note receivable – stock	-	5,000
Net cash provided from financing activities	-	5,000

NET DECREASE IN CASH	(8,334)	(16,032)

CASH AT BEGINNING OF PERIOD	48,319	67,137

CASH AT END OF PERIOD	$39,985	$51,105

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

Letter of Intent

On June 24, 2003, Missouri River and Gold Gem Corporation “Missouri River” entered into a letter of intent to acquire all of the outstanding shares of capital stock of VOIedge Networks, Inc., a Delaware corporation “VOIedge”, in exchange for approximately 25,000,000 authorized but as yet un-issued shares of Missouri River common stock.

VOIedge, a development stage company, intends to market telephony solutions of cable television companies to leverage their existing cable network infrastructure to compete with satellite broadcasters and telephone companies. VOIedge’s product is based on proprietary, standards-based technology built into small, self-provisioning, easy-to-install, customer premise equipment that enables cable companies to provide cost-effective voice and other added-value network services.

Closing of the transaction is subject to completion of due diligence, execution of a definitive Share Purchase Agreement, approval of the board of directors of Missouri River and approval of the directors and the shareholders of VOIedge.  Immediately after closing there will be approximately 29,938,115 shares of Missouri River issued and outstanding. The Share Purchase Agreement will require that Missouri River’s management and 5% shareholders enter into “lock-up” agreements to limit the number of shares they may sell until July 1, 2004.

The total shares outstanding at closing will be comprised of the following:

1.

Current Missouri River shareholders – 4,938,115 shares

2.

VOIedge shareholders – approximately 25,000,000 shares

After closing of the transaction it is intended that the shares shall reverse split 1:3, leaving approximately 9,980,000 Missouri River shares outstanding. The current Missouri River Shareholders will then own approximately 1,646,038 shares or 16.5% of the total outstanding shares.

Results of Operations

For the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002

For the three months ended June 30, 2003, the Company had a net loss of $1,339 compared to a net loss of $13,348 during the comparable period of 2002.  The decrease in the loss from the second quarter of 2002 to the second quarter of 2003 was primarily due to a decrease in legal fees ($10,167) which were incurred in the second quarter of 2002 for the preparation of a proxy and other related documents for the annual shareholders’ meeting.

For the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002

For the six month period ended June 30, 2003, the Company had a net loss of $8,474 compared to a net loss of $21,707 for the three month period ended June 30, 2002. The decrease from 2002 to 2003 is primarily attributable to expenses incurred in 2002 for the preparation of a proxy statement and other fees related to the annual meeting of shareholders. No such expenses were incurred in 2003.

Financial Condition and Liquidity

During the three month period ended June 30, 2003, the Company used $8,334 of cash for operating activities, compared to $21,032 used for operating activities in the first quarter of 2002.  The Company has no recurring revenue from operating activities and has no plans to sell additional shares of common stock.  Management believes that the Company has sufficient cash to meet operating expenses for the remainder of 2003.

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

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                        HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K, Item 5. Other Events, Dated June 24, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Missouri River and Gold Gem Corporation

(Registrant)

By:/s/  Marty A. Powell

   July 15, 2003

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

Date: July 15, 2003

/s/Martyn A. Powell

Martyn A. Powell

President, Director and Principal Financial Officer