Form 10QSB
period 2003-09-30
MISSOURI RIVER & GOLD GEM CORP
filed 2003-10-21
CIK 755328

     OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common Stock

The OTC-Bulletin Board

          Title of each class

   Name and exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [X]  No [  ]

At October 13, 2003, 4,938,115 shares of the registrant’s common stock were outstanding.

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Balance Sheets as of September 30, 2003

and December 31, 2002

3

Statements of Operations For the Three and Nine Month

Periods Ended September 30, 2003 and 2002

4

Statements of Cash Flows For the Nine Month Periods

Ended September 30, 2003 and 2002

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of Financial Condition or

Plan of Operations

7

ITEM 3.

Controls and Procedures

8

PART II

ITEM 1.

Legal Proceedings

9

ITEM 2.

Changes in Securities

9

ITEM 3.

Defaults Upon Senior Securities

9

ITEM 4.

Submission of Matters to a Vote of Security Holders

9

ITEM 5.

Other Information

9

ITEM 6.

Exhibits and Reports on Form 8-K

9

Signatures

10

Certifications

11

PART I.

ITEM 1:  FINANCIAL STATEMENTS

                                                                                                Balance Sheets as of September 30, 2003

Missouri River and Gold Gem Corporation                                                   and December 31, 2002

ASSETS

	(Unaudited),
	September 30,	December 31,
	2003	2002
CURRENT ASSETS:
Cash	$34,759	$48,319

Total assets	$34,759	$48,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$140

Total current liabilities	140

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock; $0.001 par value; 300,000,000 shares authorized; 4,938,115 shares issued and outstanding	4,938	4,938
Additional paid-in capital	638,433	638,433
Accumulated deficit	(608,752)	(595,052)

Total stockholders’ equity	34,619	48,319

Total liabilities and stockholders’ equity	$34,759	$48,319

The accompanying notes are an integral part of these financial statements.

                                                                                                            Statements of Operations for the

Missouri River and Gold Gem Corporation                         Three and Nine Month Periods Ended

(Unaudited)                                                                                             September 30, 2003 and 2002

		September 30, 2003				September 30, 2002
		Three Months		Nine Months		Three Months		Nine Months
OPERATING EXPENSES:
General and administrative expenses		$5,286		$13,901		$1,458		$23,685
Total operating expenses		5,286		13,901		1,458		23,685

OTHER (INCOME):
Interest income		(60)		(201)		(167)		(688)
Total other (income)		(60)		(201)		(167)		(688)

NET LOSS		$5,226		$13,700		$1,291		$22,997

NET LOSS PER SHARE	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC		$4,938,115		$4,938,115		$4,938,115		$4,938,115

The accompanying notes are an integral part of these financial statements.

                                                                                                           Statements of Cash Flows for the

Missouri River and Gold Gem Corporation                                           Nine Month Periods Ended

(Unaudited)                                                                                             September 30, 2003 and 2002

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,700)	$(22,997)

Change in:
Increase in accrued interest receivable		165
Increase in accounts payable	140	91
Net cash flows used by operating activities	(13,560)	(22,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note receivable – stock	-	5,000
Net cash provided from financing activities	-	5,000

NET DECREASE IN CASH	(13,560)	(17,741)

CASH AT BEGINNING OF PERIOD	48,319	67,137

CASH AT END OF PERIOD	$34,759	$49,396

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                        FINANCIAL CONDITION OR PLAN OF OPERATIONS

Plan of Operation

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

Letter of Intent

On June 24, 2003, Missouri River and Gold Gem Corporation “Missouri River” entered into a letter of intent to acquire all of the outstanding shares of capital stock of VOIedge Networks, Inc., a Delaware corporation “VOIedge,” in exchange for approximately 25,000,000 authorized but as yet un-issued shares of Missouri River common stock.

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

During the third quarter management commenced its due diligence activities and was unable to obtain satisfactory documentation to evidence VOIedge’s capability to finance its plan of operation.  As a result, the company terminated the letter of intent on September 30, 2003.

Financial Condition and Liquidity

During the three month period ended September 30, 2003, the Company used $13,560 of cash for operating activities, compared to $17,741 used for operating activities in the first quarter of 2002.  The Company has no recurring revenue from operating activities and has no plans to sell additional shares of common stock.  Management believes that the Company has sufficient cash resources to meet operating expenses for the next twelve-month period.

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s president and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

[The balance of this page left intentionally blank.]

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

NONE

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)  Reports on Form 8K. – Form 8-K, Item 5. Other Events, Dated September 30, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Missouri River and Gold Gem Corporation

(Registrant)

By:/s/  Martyn A. Powell

           October 17, 2003

Martyn A. Powell

Date

President, Director and Principal Financial Officer

INDEX TO EXHIBITS	Page

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

11 12