Form 10KSB
period 2003-12-31
MISSOURI RIVER & GOLD GEM CORP
filed 2004-02-19
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]    No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price on February 10, 2004, as reported by the Over the Counter Bulletin Board was $650,633.

At February 10 2004, the registrant had 4,938,115 outstanding shares of par value $.001 common stock

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTIES

6

ITEM 3.

LEGAL PROCEEDINGS

6

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

6

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

6

ITEM 7.

FINANCIAL STATEMENTS

7

FINANCIAL STATEMENTS

9

NOTES TO FINANCIAL STATEMENTS

13

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

19

ITEM 8A.

CONTROLS AND PROCEDURES

19

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

ACT

19

ITEM 10.

EXECUTIVE COMPENSATION

20

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

20

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

21

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

21

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

21

SIGNATURES

23

CERTIFICATIONS

30

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

In August 1986, the Company acquired 100% (100,000 shares) of the outstanding Common Stock of American Dental Manufacturing, Inc., a California corporation, in exchange for 2,350,492 shares of Common Stock of Missouri River Gold and Gem Corp. Just prior to this acquisition, the shareholders of Missouri River Gold and Gem Corp. approved a one for twenty reverse stock split and changed the name of the Company to American Dental Products Corporation. Thus, after the reverse stock split and acquisition, there was a total of 2,938,115 shares of Common Stock outstanding. On June 12,1990, the Company name was changed to Missouri River and Gold Gem Corporation (the "Company," “Registrant” or, "Missouri River"). The Company has had no active operations since that time.

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

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for the years ended December 31, 2003 and 2002, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses and has stockholders' and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern.

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

	2002		2003
	High	Low	High	Low
First Quarter	.20	.15	.25	.19
Second Quarter	.40	.20	.59	.19
Third Quarter	.24	.20	.58	.25
Fourth Quarter	.23	.16	.26	.20

The approximate number of record holders of common stock at February 10, 2004 is 359.

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

Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely primarily upon their own efforts to accomplish the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company’s legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein

Financial Condition and Liquidity

In 2003 the Company incurred a net loss of $15,003 compared to a net loss of $23,983 in 2002. The primary expenses in 2003 were for legal and accounting. As of December 31, 2003, the Company had $33,316 in cash (no other assets). Management believes that the Company will be able to pay all anticipated expenses in 2004 without the necessity of having to sell any common stock in order to raise additional cash.

Item 7.   Financial Statements

DECORIA, MAICHEL & TEAGUE A PROFESSIONAL SERVICES FIRM

Report of Independent Certified Public Accountants

Board of Directors

Missouri River and Gold Gem Corporation

We have audited the accompanying balance sheets of Missouri River and Gold Gem Corporation (“the Company”) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Missouri River and Gold Gem Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DeCoria, Maichel & Teague P.S.

Spokane, Washington

January 18, 2003

MISSOURI RIVER AND GOLD GEM CORP

TABLE OF CONTENTS

    Page

Balance Sheets, December 31, 2003 and 2002

9

Statements of Operations for the years ended December 31, 2003 and 2002

10

Statements of Changes in Stockholders’ Equity

for the years ended December 31, 2003 and 2002

11

Statements of Cash Flows for the years ended December 31, 2003 and 2002

12

Notes to Financial Statements

13

Missouri River and Gold Gem Corporation

Balance Sheets

December 31, 2003 and 2002

ASSETS

2003

2002

Current assets:

Cash

$

33,316

$

48,319

Total assets

$

33,316

$

48,319

STOCKHOLDERS’ EQUITY

Stockholders’ equity:

Preferred stock; $0.001 par value; 10,000,000

shares authorized; none issued and outstanding

Common stock; $0.001 par value; 300,000,000

shares authorized; 4,938,115 shares

issued and outstanding

$

4,938

$

4,938

Additional paid-in capital

638,433

638,433

Accumulated deficit

(610,055)

(595,052)

Total stockholders’ equity

$

33,316

$

48,319

The accompanying notes are an integral part of these financial statements.

Missouri River and Gold Gem Corporation

Statements of Operations

For the years ended December 31, 2003 and 2002

2003

2002

Operating expenses:

General and administrative

$

2,804

$

5,459

Legal and accounting

12,455

19,334

15,259

24,793

Other (income):

Interest income

(256)

(810)

(256)

(810)

Net loss

$

15,003

$

23,983

Net loss per share-basic

$

Nil

$

Nil

Weighted average common

shares outstanding-basic

4,938,115

4,938,115

The accompanying notes are an integral part of these financial statements.

Missouri River and Gold Gem Corporation

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2003 and 2002

Additional

Note

Common Stock

Paid-in

Receivable for

Accumulated

Shares

Amount

Capital

Stock Purchase

Deficit

Totals

Balance, December 31, 2001

4,938,115

$

4,938

$

638,433

$

(5,000)

$

(571,069)

$

67,302

Net loss

(23,983)

(23,983)

Payment of note receivable for stock purchase

5,000

5,000

Balance, December 31, 2002

4,938,115

4,938

638,433

(595,052)

48,319

Net loss

(15,003)

(15,003)

Balance, December 31, 2003

4,938,115

$

4,938

$

638,433

$

0

$

(610,055)

$

33,316

The accompanying notes are an integral part of these financial statements.

Missouri River and Gold Gem Corporation

Statements of Cash Flows

For the years ended December 31, 2003 and 2002

2003

2002

Cash flows from operating activities:

Net loss

$

(15,003)

$

(23,983)

Adjustments to reconcile net loss to net cash

used by operating activities:

Change in:

Accrued interest receivable

165

Net cash used by operating activities

(15,003)

(23,818)

Cash flows from financing activities:

Proceeds from note receivable for stock purchase

5,000

Net cash provided by financing activities

5,000

Net change in cash

(15,003)

(18,818)

Cash, beginning of year

48,319

67,137

Cash, end of year

$

33,316

$

48,319

The accompanying notes are an integral part of these financial statements.

Missouri River and Gold Gem Corporation

Notes to Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Missouri River and Gold Gem Corporation ("the Company”) is a Nevada corporation originally incorporated in the State of Montana as McGinnis-Powell and Sons, Inc. in 1983, and renamed “Missouri River Gold and Gem Corporation” in 1984. The Company was formed to explore for and mine gold and gem stones on a leased property in the State of Montana. The Company was unsuccessful in its exploration and mining activities and abandoned its leasehold mining interest. During 1990, the Company changed its name to Missouri River and Gold Gem Corporation.  Since 1990 the Company has been substantively inactive.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform prior year's data to the current presentation. These reclassifications had no effect on previously reported results.

Cash and Cash Equivalents

For the purpose of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be a cash equivalent.

Missouri River and Gold Gem Corporation

Notes to Financial Statements

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

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 has no impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 has no impact on the Company's financial statements.

Missouri River and Gold Gem Corporation

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

New Accounting Pronouncements, Continued:

In August 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002.  SFAS No. 147 has no impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 has no impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 has no material effect on the Company's financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact on the Company's results of operations, financial position and cash flows.

Missouri River and Gold Gem Corporation

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

New Accounting Pronouncements, Continued:

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS No. 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS No. 150 become effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the impact of SFAS No. 150 to determine the effect it may have on its results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

Missouri River and Gold Gem Corporation

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash approximated fair value as of December 31, 2003 and 2002.

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

4.

INCOME TAXES

At December 31, 2003 and 2002, the Company had federal tax-basis net operating loss carryforwards totaling approximately $63,000 and $48,000, respectively, which will expire through 2023.  The deferred tax assets associated with these operating loss carryforwards is approximately $21,000 and $16,000, based upon a tax asset realization rate of 34%, for the years ended December 31, 2003 and 2002, respectively, and have been fully reserved for each of the years then ended, as management believes it is more likely than not that the deferred tax assets will not be utilized.

5.

STOCKHOLDERS’ EQUITY

Common Stock

The Company has one class of $0.001 par value common stock authorized and outstanding, with 300,000,000 shares of common stock available for issue.

Missouri River and Gold Gem Corporation

Notes to Financial Statements

5.

STOCKHOLDERS’ EQUITY, CONTINUED:

Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock available for issue as of December 31, 2003 and 2002.  The preferred stock is entitled to preference over common stock of the Company with respect to the distribution of assets in the event of liquidation or dissolution. The preferred stock may be divided into and issued in designated series as determined by the Company’s board of directors.

Note Receivable for Stock Sale

In connection with a private placement of the Company’s common stock in 2001, 100,000 shares were sold to the Company’s attorney in exchange for a note receivable of $5,000.  The note was executed on June 15, 2001, accrued interest at 6% per annum and was payable on demand.  On May 2, 2002, the note payable and accrued interest was paid in full.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

The Registrant's President and Principal Financial Officer, Martyn A. Powell, has evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, Mr. Powell concluded that the Registrant's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

51

President, Director

Annual meeting

John A. Powell

72

Secretary, Director

Annual meeting

Business Experience of Directors and Executive Officers

Martyn A. Powell – Mr. Powell was appointed to office in 1999. For the past 13 years, Mr. Powell has been employed as a realtor in the greater Seattle area. Mr. Powell is also an executive officer and director of Aberdeen Mining Company which is a public company.

John A. Powell – Mr. Powell is a retired building contractor and founder of the Company. John A. Powell and Martyn A Powell are father and son.

The Company does not have a formal Audit Committee per se. In lieu of the Audit Committee, the Board of Directors functions as such. In addition, the Company does not have sufficient resources to compensate an independent director who is deemed to be a financial expert.

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

Code of Ethics

We have adopted a code of ethics that applies to our senior executive team, including our principal executive officer, principal financial officer and principal accounting officer. Copies of our code of ethics are available without charge upon written request directed to:  Missouri River and Gold Gem Corporation, 2024-105th Pl  S.E., Everett, WA 98208.

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

The following tables set forth certain information, as of February 10, 2004, regarding beneficial ownership of the Company’s stock by (1) each person who is known to the Company to own beneficially more than 5% of any class of the Company's voting stock, and (2) (a) each director and each nominee for the election as a director of the Company, (b) each executive officer named in the Summary Compensation Table set forth above, and (c) all current directors and current executive officers of the Company as a group.

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

Security Ownership of Certain Beneficial Owners

As of the close of business on February 10, 2004, based on information available to the Company, the following persons own beneficially more than 5% of any class of the outstanding voting securities of Missouri River and Gold Gem Corporation.

Name and Address of

Amount and Nature of

             Percent of

Title of Class

Beneficial Owner

Beneficial Ownership

                Class (1)

Common stock

Carol Dunne

300,000

6.1%

5105 Sunward Drive

Spokane, WA  99223

Security Ownership of Management as of February 10, 2004

Name of

Amount of

Percent of

Title of Class

Beneficial Owner

      Beneficial Ownership

           Class (1)

Common stock

Martyn A. Powell

1,317,358

26.7%

Common stock

John A. Powell

   367,591

               7.4%

Common stock

All Directors and executive

Officers as a group (2 individuals)

1,684,949

34.1%

(1)

Percent of ownership is based upon 4,938,115 shares of common stock outstanding at February 10, 2004.

Item 12. Certain Relationships and Related Transactions

During 2003, the Company had no material transactions with related parties.

Item 13.  Exhibits and Reports on Form 8-K

No.	Exhibit
(3)(i)(a)	Articles of Incorporation as previously filed on form 10-SB
(3)(i)(b)	Articles of Amendment dated September 17, 1984 as previously filed on form 10-SB
(3)(i)(c)	Restated Articles of Incorporation dated 8/7/86 as previously filed on form 10-SB
(3)(i)(d)	Certificate of Amendment to Articles dated 5/26/90 as previously filed on form 10-SB
(3)(ii)	By Laws as previously filed on form 10-SB
(14)	Code of Ethics
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i) Certification of Martyn A. Powell
(32)	Section 1350 Certifications
(32)(i) Certification of Martyn A. Powell

During the fourth quarter of 2003, no reports were filed on Form 8-K.

Item 14. Principal Accountant Fees and Services

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2003 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $9,500 and $8,300, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2003 and 2002 were $250, respectively.

All Other Fees

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for products and services provided by DeCoria, Maichel & Teague P.S.

[The balance of this page has been intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSOURI RIVER AND GOLD GEM CORPORATION

(Registrant)

By:/s/ Martyn A. Powell

Martyn A. Powell

(President, Director and Chief Financial Officer)

February 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Martyn A. Powell

Martyn A. Powell
(Director, President and Chief Financial Officer)

February 17, 2004

By:/s/ John A. Powell

John A. Powell
(Director and Secretary)

February 17, 2004

INDEX TO EXHIBITS

Exhibit 14 – Code of Ethics

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.