Form 10QSB
period 2004-03-31
EntreMetrix CORP
filed 2004-05-17
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004	Commission file number 000-33109

ENTREMETRIX CORPORATION

Nevada	81-0444479
(State or other jurisdiction of	(I.R.S. Employer Identification No)
incorporation or organization)

18101 Von Karman Avenue, Suite 330

Irvine, California 92612

(Address of Principal Executive Offices)

(888) 798-8100

(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes     X            No _______

As of March 31, 2004, the number of shares outstanding of the registrant's only class of common stock was 4,938,115.

Transitional Small Business Disclosure Format (check one): Yes ________ No           X

EntreMetrix Corporation

Table of Contents

PART I - FINANCIAL INFORMATION

Except as otherwise noted in this report, "EntreMetrix," the "Company," "we," "us" and "our" collectively refer to EntreMetrix Corporation.

PART I

ITEM 1. FINANCIAL STATEMENTS

ENTREMETRIX, INC. (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

March 31, 2004

ASSETS
Current Assets
Cash	$ 219,563
Accounts Receivable	50,153
Other Receivable	1,712
Prepaid Expense	8,105
Refundable Deposits	45,041
Total Current Assets	324,574

Property and Equipment, net of accumulated depreciation of $12,780	43,611

Other Assets
Deposits	5,945
Capitalize Loan Fee, net of accumlated amortization of $567	7,415
13,360

TOTAL ASSETS	$ 381,545
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 376,644
Accrued Expenses	73,520
Deferred Revenue	159,261
Short-Term Notes Payable	109,475
Total Current Liabilities	718,900

Long-Term Liabilities
Officers' Loan	82,948

Total Liabilities	801,848

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock, $0.001 par value;300,000,000 shares authorized; 4,962,869 shares issued and outstanding	4,938
Common stock to be issued	19,752
Accumulated Deficit	(444,993)
(420,303)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 381,545

See Notes to financial statements.

ENTREMETRIX, INC. (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31,	2004	2003
Revenues	$ 1,993,001	$ 1,542,419

Cost and Expenses
Cost of Revenues	1,921,153	1,488,065
Selling, General and Administrative Expenses	163,654	121,983
	2,084,807	1,610,048

Operating (loss)	(91,806)	(67,629)

Other Income (Expense),
Interest Income	41	-
Interest Expense	(5,730)	-

Net (loss) before taxes	(97,495)	(67,629)

Provision for Income Taxes	800	-

Net (loss)	$ (98,295)	$ (67,629)

Net (loss) per share-Basic and Diluted	$ (0.02)	$ (0.01)

Weighted Average Number of Shares	4,938,115	4,938,115

See noted to financial statements.

ENTREMETRIX, INC. (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31,	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$ (98,295)	$ (67,629)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and Amortization (Increase) Decrease in:	3,352	2,325
Accounts Receivable	-	9,521
Other Receivable	13,511	(15,536)
Prepaid Expenses	(3,225)	1,075
Deposits	(10,920)	(4,920)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	92,883	74,555
Deferred Revenue	146,681	(7,136)
Net cash flows provided by (used in) operating activities	143,987	(7,745)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(3,874)	(43,024)
Cash increase due to reverse acquisition by Entremetrix	19,171	-
Net cash flows provided by (used in) investing activities	15,297	(43,024)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Officers' Loan	91	-
Net cash flows provided by financing activities	91	-

NET INCREASE (DECREASE) IN CASH	159,375	(50,770)

CASH AT BEGINNING OF PERIOD	60,188	106,283

CASH AT END OF PERIOD	$ 219,563	$ 55,514

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 3,532	-

See notes to financial statements.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. EntreMetrix Corporation, (EntreMetrix) was incorporated in the state of Nevada on July 17, 2002. EntreMetrix was established to provide human resource management services including payroll processing, workers compensation and payroll tax filings for small to medium size business. The service is a BPO (Business Process Outsourcing).

On February 25, 2004, Entremetrix entered into a Stock Purchase Agreement with Missouri River and Gold Germ Corp ("MRGG"). It is agreed that MRGG will issue to the owner of EntreMetrix 19,752,460 shares of common stock of MRGG in exchange of 100% of the registered and fully paid up capital of EntreMetrix. The closing date of this exchange transaction was March 8, 2004.

As a result of the acquisition, the former owner of EntreMetrix holds a majority interest (80%) in the combined entity ("the Company"). Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby EntreMetrix is deemed to have purchased MRGG. However, MRGG remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to March 8, 2004 are those of EntreMetrix. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of EntreMetrix. After acquiring, the Company changed its name to EntreMetrix, Inc.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes there to included in EntreMetrix audited annual financial statements for the year ended December 31, 2003.

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations ("FAS 141"). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 141 also requires that the Company recognized acquired intangible assets apart from goodwill if they meet certain criteria. FAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Accordingly, the Company accounted for the acquisition in accordance with FAS 141.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been made. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

NOTE 3 - ACQUISITION

Pursuant to terms of a Stock Purchase Agreement dated February 25, 2004, the Company purchased all of the issued common shares of EntreMetrix Corporation in consideration for the issuance of 19,752,460 shares to the shareholder of EntreMetrix Corporation.

The acquisition is a reverse takeover transaction whereby EnterMetrix Corporation is identified as the acquirer (accounting parent) of EntreMetrix, Inc. The purchase price of EntreMetrix, Inc. is assumed to be equal to its book value and no goodwill is recorded on the transaction. The amount ascribed to the shares issued to the shareholder of EntreMetrix Corporation represents the net book value of EntreMetrix, Inc at date of closing March 8, 2004.

Details of the net liabilities acquired at book value at the acquisition dates are as follows:

Current assets	$ 19,171
Less: Current liabilities	-
$19,171

Supplemental Information for EntreMetrix Inc. (Formerly known as Missouri River and Gold Gem Corp):

Summary Balance Sheets

	March 8, 2004	December 31, 2003
Current assets	$ 19,171	$ 33,316
Liabilities	-	-

Net Assets	$ 19,171	$ 33,316

Stockholders' Equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	$ -	$ -
Common stock, $0.001 par value; 300,000,000 shares authorized;
4,962,869 shares issued and outstanding	4,938	4,938
Additional paid-in capital	638,433	638,433
Accumulated Deficit	(624,200)	(610,055)
Total stockholders' equity	$ 19,171	$ 33,316

Summary Statements of Operations

	For the Period	For the Year Ended
	Ended March 8,	Ended December 31,
	2004	2003
Revenue	$ -	$ -
General and administrative expenses	14,145	15,259

Net Loss for the Period	$ (14,145)	$ (15,259)

NOTE 4 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $95,295 for the three months ended March 31, 2004 and has incurred losses of $444,993 since inception. Management of the Company is developing a plan to increase operating revenues, reduce operating expenses and obtain an infusion of capital through either public or private investment. The ability of the Company to continue as a going concern is dependent on management's successful reduction of operating expenses and successful capital infusion. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - MAJOR CUSTOMER

The Company had three major unrelated customers, which represented 10% or more of total revenues of the Company for the period ended March 31, 2004 and one major unrelated customer for the period ended March 31, 2003. Revenues from the major customers for the three months ended March 31, 2004 and 2003 were $854,997 and $642,556 or 42.9% and 42% of total revenue, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses at March 31, 2004 consist of:

2004
Accrued Payroll Liabilities	$ 49,424
Accrued Interest Expense	10,139
Accrued Income Tax	800
Accrued Other Expenses	13,157

Total	$ 73,520

NOTE 7 - NET (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For years ended March 31,
	2004	2003
Numerator:
Net (loss)	$ (98,295)	$ (67,629)

Denominator:
Weighted Average of Common Shares	4,938,115	4,938,115

Per share of common stock:
Net (loss) per share-basic and diluted	$ (0.02)	$ (0.01)

NOTE 8 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of March 31, 2004.

NOTE 9 - SETTLEMENT OF ACCOUNTS RECEIVABLE

On March 9, 2004, EntreMetrix Corporation ("Buyer") entered into an agreement with Velocity Holdings, Inc. ("Shareholder") and C & M Transportation, Inc. (the "Company") to purchase 4,500,000 shares of ABED common stock to satisfy a portion of the retained liability owing to the Buyer. The purchase price for the shares shall be the cancellation of a portion of the retained liabilities in the amount of $30,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual Form 10-KSB. All statements made herein, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that the Company expects or anticipates will occur in the future, including such things as expansion and growth of operations and other such matters, are forward-looking statements. These statements represent the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "could be," "plans," "estimates," and "potential," among others. Any one or a combination of factors could materially affect the Company's operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing, creditor actions, and conditions in the capital markets. Forward-looking statements made by the Company are based on knowledge of the Company's business and the environment in which the Company currently operates. Because of the factors listed above, as well as factors beyond the Company's control, actual results may differ from those in the forward-looking statements.

Overview

We were originally incorporated as McGinnis-Powell & Sons, Inc. under the laws of the State of Montana on July 29, 1983. Our corporate name was changed to Missouri River Gold and Gem Corp. in September of 1984. In 1985, we conducted a public offering of its common stock pursuant to a Regulation A exemption from registration under the Securities Act of 1933. Proceeds of the offering were used to acquire equipment and search for commercial quantities of quality gemstones and gold along six thousand feet of the Missouri River, which was leased from the State of Montana. No commercial quantities of gold or gems were found.

In August 1986, we acquired 100% (100,000 shares) of the outstanding Common Stock of American Dental Manufacturing, Inc., a California corporation, in exchange for 2,350,492 shares of Common Stock of Missouri River Gold and Gem Corp. Just prior to this acquisition, our shareholders approved a one for twenty reverse stock split and changed the name of the Company to American Dental Products Corporation. Thus, after the reverse stock split and acquisition, there was a total of 2,938,115 shares of Common Stock outstanding. On June 12, 1990, we changed our name to Missouri River and Gold Gem Corporation.

In June 2000, our Board of Directors decided to commence implementation of the business purpose and to proceed with filing a Form 10-SB. Our business plan was to locate and consummate a merger or acquisition with a private entity.

On March 8, 2004, we acquired all of the issued and outstanding common stock of EnStruxis, Inc., a Nevada corporation ("EnStruxis"), formerly known as EntreMetrix Corporation. The transaction was completed pursuant to the terms of a Stock Purchase Agreement dated February 25, 2004 (the "Agreement"), by and among the Company and EnStruxis. As a result of the closing under the Agreement, EnStruxis became a wholly-owned subsidiary of the Company. We intend to continue, and expand upon, the business of EnStruxis. Upon the consummation of the transaction, we amended our Articles of Incorporation to change our name to EntreMetrix Corporation, the former name of EnStruxis.

EnStruxis provides Business Process Outsourcing (BPO) services for small businesses. The primary business process EnStruxis provides for small business clients are employee related administration handling such operations as payroll, benefits and insurance, regulatory filing and complicate as well as overall HR guidance. The company also provides financial guidance in areas of treasury management and capital formation for small business clients. The Company markets it self directly to small business owners primarily using company sales staff but occasionally accepting inquiries from brokers or other intermediaries. The Company plans to open offices in several keys US markets targeting small growth oriented business owners.

Results of Operations

Revenues

We had total revenues of $1,993,001 and $1,542,419 from our BPO business for the three months ended March 31, 2004, and 2003 respectively. The increase in revenue of $450,582 was primarily due to receiving more exposure in the BPO market and obtaining revenues from more clients. In addition, we are dependent upon one major unrelated customer, which represents 10% or more of our total revenues. Our revenues may decrease significantly if our relationship with this customer were to terminate.

Cost of Sales

We incurred total costs of BPO services of $1,921,153, and $1,488,065 for the three month period ended March 31, 2004, and 2003 respectively. This increase in our cost of sales was primarily attributable to the growth of our business and the increased in revenues received as a result thereof.

Operating Expenses

Selling, general and administrative expenses for the three months period ended March 31, 2004 and 2003 were $163,654 and $119,658, respectively. The increase in expenses was primarily attributable to general operating costs associated with the expansion of our company, including an increase of total payroll and rent expenses of $43,996 and interest expense and liability insurance of approximately $11,000 over the prior year period. These increases were partly overset by a decrease in expenses for professional services of approximately $11,000, which we attribute to brining those services in house.

Net Loss

The net loss for the three months ended March 31, 2004 was $98,295 compared to a net loss of $65,304 for the comparative period in 2003. Increased Net Losses were a result of rising expenses related to expanding our business, including increases in accrued interest expenses of approximately $5,000, depreciation expenses of approximately $4,800 due to asset acquisitions during 2003, rent expenses of approximately $10,000, and insurance expenses of approximately $5,000. In addition, a decrease in professional fees for outside services by approximately $25,000 was offset by an increase in payroll related costs of approximately $64,000.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At March 31, 2004, we had a working capital deficit of $394,326 compared with a working capital deficit of $230,543 at March 31, 2003. The increase in working capital deficit of $163,783 resulted primarily from negative cash flow from operating activities.

Stockholders' deficit increased for the three months ended March 31, 2004 from the prior year period by $267,278 due primarily to losses incurred during the 2003 calendar year.

Our liquidity is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. In this regard, our auditors have expressed their uncertainty as to our ability to continue as a going concern due to recurring losses from operations. To address this uncertainty, our management is developing a plan to reduce operating expenses and obtain an infusion of capital through either public or private investment. These steps include increasing operating revenues over last year through the growth of the business, reducing costs by, among other things, bringing certain outsourced projects in-house and making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and reviewing our customer-base to determine the cost-effectiveness of maintaining marginal clients or raising fees attributable to such clients. There can be no assurance that we will be successful in executing our plans to improve operations or obtain additional debt or equity financing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Use of estimates. The preparation of the our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Significant estimates include valuation of prepaid workers compensation, allowance for doubtful accounts, workers compensation payable and third party contractual agreements.

Revenue Recognition. We recognize revenue at the payroll date of the customer or as services are rendered. The payroll fee is due prior to the payroll date, but is not considered revenue until the date of the payroll. We report gross income as the total cost of the invoice for the staffing services rendered including gross payroll, payroll taxes, workers compensation, administrative fees and delivery fees. Amounts received prior to the payroll payment date are classified as deferred revenue.

Accounts Receivable. Our Management considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Cash Equivalents. For purposes of the statements of cash flows, we consider all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments. The carrying amounts of the financial instruments have been estimated by our management to approximate fair value.

Property and Equipment. Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 to 5 years for computer, software and office equipment, and 5 to 7 years for furniture and fixtures.

Income Taxes. We utilize Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Expense Recognition. We recognize direct costs at the payroll date (at the same time as the revenue recognition). The direct costs include gross payroll, payroll taxes, worker's compensation and delivery fees.

Risk and Uncertainties

LIMITED OPERATING HISTORY.

Since June of 1990, we had been a non-operating company until our acquisition of EnStruxis, Inc. in March of 2004. Therefore, we have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties to which early stage companies in rapidly evolving industries such as professional employment services are exposed. We cannot provide assurances that our business strategy will be successful or that we will successfully address those risks and the risks described herein.

IF WE ARE UNABLE TO SECURE FUTURE CAPITAL, WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS.

Our business has not been profitable in the past and it may not be profitable in the future. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. (See "Potential Fluctuation in Our Quarterly Performance.") The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our March 31, 2004 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

POTENTIAL FLUCTUATION IN QUARTERLY PERFORMANCE:

Quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a material adverse effect on our results of operations. The factors include: the timing of services announcements and subsequent introductions of new or enhanced services by us and by our competitors, the market acceptance of our services, changes in our prices and in our competitors' prices, the timing of expenditures for staffing and related support costs, the extent and success of advertising, and changes in general economic conditions.

We may experience significant quarterly fluctuations in revenues and operating expenses as we introduce new services, especially as we enter the BPO business. Furthermore, quarterly results are not necessarily indicative of future performance for any particular period.

SINCE OUR COMPETITORS HAVE GREATER FINANCIAL AND MARKETING RESOURCES THAN WE DO, WE MAY EXPERIENCE A REDUCTION IN MARKET SHARE AND REVENUES.

The markets for our products and services are highly competitive and rapidly changing. Some of our current and prospective competitors have significantly greater financial, technical, marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: the frequency and success of product and services introductions by us and by our competitors, the selling prices of our products and services and of our competitors' products and services, the performance of our products and of our competitors' products, product distribution by us and by our competitors, our marketing ability and the marketing ability of our competitors, and the quality of customer support offered by us and by our competitors.

IF WE ACQUIRE COMPLEMENTARY BUSINESSES, WE MAY NOT BE ABLE TO EFFECTIVELY INTEGRATE THEM INTO OUR CURRENT OPERATIONS, WHICH WOULD ADVERSELY AFFECT OUR OVERALL FINANCIAL PERFORMANCE.

In order to grow our business, we may acquire businesses that we believe are complementary. We currently do not have any specific plans to do so, however. To successfully implement this strategy, we must identify suitable acquisition candidates, acquire these candidates on acceptable terms, integrate their operations and technology successfully with ours, retain existing customers and maintain the goodwill of the acquired business. We may fail in our efforts to implement one or more of these tasks. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we do. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Our overall financial performance will be materially and adversely affected if we are unable to manage internal or acquisition-based growth effectively. Acquisitions involve a number of risks, including: integrating acquired products and technologies in a timely manner, integrating businesses and employees with our business, managing geographically-dispersed operations, reductions in our reported operating results from acquisition-related charges and amortization of goodwill, potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees, the diversion of management attention, the assumption of unknown liabilities, potential disputes with the sellers of one or more acquired entities, our inability to maintain customers or goodwill of an acquired business, the need to divest unwanted assets or products, and the possible failure to retain key acquired personnel.

Client satisfaction or performance problems with an acquired business could also have a material adverse effect on our reputation, and any acquired business could significantly under perform relative to our expectations. We cannot be certain that we will be able to integrate acquired businesses, products or technologies successfully or in a timely manner in accordance with our strategic objectives, which could have a material adverse effect on our overall financial performance.

In addition, if we issue equity securities as consideration for any future acquisitions, existing stockholders will experience ownership dilution and these equity securities may have rights, preferences or privileges superior to those of our common stock.

DEPENDENCE ON KEY PERSONNEL:

Our success is dependent, in part, upon our ability to attract and retain qualified management and technical personnel. Competition for these personnel is intense, and we will be adversely affected if it is unable to attract additional key employees or if it loses one or more key employees. We may not be able to retain our key personnel.

INCREASES IN HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES, AND WORKERS' COMPENSATION RATES WILL HAVE A SIGNIFICANT EFFECT ON OUR FUTURE FINANCIAL PERFORMANCE.

Health insurance premiums, state unemployment taxes, and workers' compensation rates are, in part, determined by our claims experience, and comprise a significant portion of our direct costs. We employ risk management procedures in an attempt to control claims incidence and structure our benefits contracts to provide as much cost stability as possible. However, should we experience a large increase in claims activity, the unemployment taxes, health insurance premiums, or workers' compensation insurance rates we pay could increase. Our ability to incorporate such increases into service fees to clients is generally constrained by contractual agreements with our clients. Consequently, we could experience a delay before such increases could be reflected in the service fees we charge. As a result, such increases could have a material adverse effect on our financial condition or results of operations.

WE CARRY SUBSTANTIAL LIABILITY FOR WORKSITE EMPLOYEE PAYROLL AND BENEFITS COSTS.

Under our client service agreements, we become a co-employer of worksite employees and we assume the obligations to pay the salaries, wages, and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as a principal, not merely as an agent of the client company. Our obligations include responsibility for (a) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to us of the associated service fee; and (2) providing benefits to worksite employees even if the costs incurred by us to provide such benefits exceed the fees paid by the client company. If a client company does not pay us, or if the costs of benefits provided to worksite employees exceed the fees paid by a client company, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on the Company's financial condition or results of operations.

AS A MAJOR EMPLOYER, OUR OPERATIONS ARE AFFECTED BY NUMEROUS FEDERAL, STATE, AND LOCAL LAWS RELATED TO LABOR, TAX, AND EMPLOYMENT MATTERS.

By entering into a co-employer relationship with employees assigned to work at client company locations, we assume certain obligations and responsibilities or an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act ("ERISA") and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as "Administrative Employers"; and the definition of "employer" under these laws is not uniform. Additionally, some of the states in which we operate have not addressed the "Administrative Employer" relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to our "Administrative Employer" relationship with our worksite employees in a manner adverse to the Company, such an application could have a material adverse effect on the Company's financial condition or results of operations.

Laws vary from state to state relating to the regulation of the "Administrative Employer", but generally provide for monitoring the fiscal responsibility of "Administrative employer" and, in some cases, codify and clarify the co-employment relationship for unemployment, workers' compensation, and other purposes under state law. There can be no assurance that we will be able to satisfy licensing requirements of other applicable relations for all states. Additionally, there can be no assurance that we will be able to renew our licenses in all states.

THE MAINTENANCE OF HEALTH AND WORKERS' COMPENSATION INSURANCE PLANS THAT COVER WORKSITE EMPLOYEES IS A SIGNIFICANT PART OF OUR BUSINESS.

The current health and workers' compensation contracts are provided by vendors with whom we have an established relationship, and on terms that we believe to be favorable. While we believe that replacement contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard.

WE ARE DEPENDENT UPON A SINGLE MAJOR UNRELATED CUSTOMER FOR A SIGNIFICANT PERCENTAGE OF OUR SALES, AND THE LOSS OF THIS KEY CUSTOMER WOULD MATERIALLY REDUCE OUR REVENUES.

We have one major unrelated customer, which represents 20% of our total revenues for the year ended December 31, 2003. Our dependence on this key customer means that the loss of this key customer or any reduction in its work orders would materially reduce our revenues. We expect that sales of our services to this key customer will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by this key customer could harm our business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE:

The market price of our common stock historically has fluctuated significantly. Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. economy; developments in patents or other intellectual property rights; and developments in our relationships with our customers and suppliers.

IF OUR OPERATIONS CONTINUE TO RESULT IN A NET LOSS, NEGATIVE WORKING CAPITAL AND A DECLINE IN NET WORTH, AND WE ARE UNABLE TO OBTAIN NEEDED FUNDING, WE MAY BE FORCED TO DISCONTINUE OPERATIONS.

For several recent periods, up through the present, we had a net loss, negative working capital and a decline in net worth, which raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding, we may be forced to discontinue operations.

ABSENCE OF DIVIDENDS

We have not paid any cash dividends on our common stock to date and we do not anticipate paying cash dividends in the foreseeable future.

LIQUIDITY OF COMMON STOCK

Trading of our common stock is conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

The Securities and Exchange Commission adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the NASDAQ and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a "penny stock." Our common stock does constitute a penny stock because our common stock has a market price less than $5.00 per share and our common stock is not quoted on Nasdaq. As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market may be limited. As a result, the market liquidity for our common stock is adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which may negatively affect the market for our common stock. Furthermore, this lack of liquidity also may make it more difficult for us to raise capital in the future.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On March 8, 2004, we acquired all of the issued and outstanding common stock of EnStruxis, Inc. a Nevada corporation, formerly known as EntreMetrix Corporation. The transaction was completed pursuant to the terms of a Stock Purchase Agreement dated February 25, 2004 (the "Agreement") between the Company and EnStruxis. As a result of the closing under the Agreement, EnStruxis became our wholly-owned subsidiary.

Pursuant to the terms of the Agreement, we issued 19,752,460 shares of its common stock to Richard McKinley, the sole shareholder of EnStruxis, in exchange for one hundred percent (100%), or 2,500, of the outstanding shares of EnStruxis held by Mr. McKinley. The 19,752,460 shares issued to EnStruxis will bear a restrictive legend, and represent 80% of the Company's outstanding shares. As a result of the transaction, Mr. McKinley has obtained control of the Company by way of his ownership of eighty percent (80%) of the outstanding shares of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The holders of a majority of our common stock approved, by written consent, an amendment of our Articles of Incorporation to change our corporate name from "Missouri River and Gold Gem Corp." to "EntreMetrix Corporation." In connection with such amendment, we have filed with the Securities and Exchange Commission, on April 16, 2004, a definitive information statement on Schedule 14C, SEC File No. 000-33109, incorporated herein by reference.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 Certification, Richard R. McKinley, President and Interim CFO

32 Certification pursuant to 18 U.S.C. Section 1350 of Richard R. McKinley, as President and Interim CFO

(b) The information required by Item 304 of Regulation S-B is incorporated by reference to Form 8-K filed with the Securities and Exchange Commission March 15, 2004 (Change of Control; Acquisition or Disposition of Assets).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                      ENTREMETRIX CORPORATION

Dated: May 17, 2004                                                                     By: /s/ Richard R. McKinley

                                                                                                            Richard R. McKinley, President and Interim CFO