Form 10QSB
period 2004-06-30
EntreMetrix CORP
filed 2004-08-18
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 9d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004	Commission file number 000-33109

ENTREMETRIX CORPORATION

Nevada	81-0444479
(State or other jurisdiction of	(I.R.S. Employer Identification No)
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

Yes  X         No ____

As of June 30, 2004, the number of shares outstanding of the registrant's only class of common stock was 29,590,575.

Transitional Small Business Disclosure Format (check one): Yes ____          No X

EntreMetrix Corporation

Table of Contents

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Except as otherwise noted in this report, "EntreMetrix," the "Company," "we," "us" and "our" collectively refer to EntreMetrix Corporation and its wholly-owned subsidiaries.

PART I

ITEM 1.     FINANCIAL STATEMENTS

ENTREMETRIX, INC. (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

JUNE 30, 2004

ASSETS
Current Assets
Cash	$ 174,631
Other Receivable	928
Prepaid Expense	5,797
Refundable Deposits	51,220
Total Current Assets	232,576

Property and Equipment, net of accumulated depreciation of $18,510	37,880

Other Assets
Deposits and others	1,571
Capitalize Loan Fee, net of accumulated amortization of $802	7,180
8,751

TOTAL ASSETS	$ 279,207
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 276,152
Accrued Expenses	50,115
Deferred Revenue	73,905
Short-Term Notes Payable	120,071
Total Current Liabilities	520,243

Long-Term Liabilities
Officers' Loan	76,344

Total Liabilities	596,587

Stockholders' Deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Common stock, $0.001 par value; 300,000,000 shares authorized;
29,590,575 shares issued and outstanding	29,590
Paid in Capital	1,465,100
Deferred consulting expenses	(1,470,000)
Accumulated Deficit	(342,070)
(317,380)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 279,207

See note to interim unaudited consolidated financial statements

ENTREMETRIX COPRORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For three months ended		For six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$ 2,723,161	$ 1,502,469	$ 4,716,162	$ 3,044,888

Cost of Revenues	2,337,740	1,446,957	4,258,893	2,935,021

Gross Profit	385,421	55,512	457,269	109,867

Selling, general and administrative expenses	266,342	160,524	429,996	282,507

Operating income (loss)	119,079	(105,012)	27,273	(172,641)

Other income (expenses):
Interest and other income	5	-	46	-
Interest expense	(14,647)	(3,411)	(20,377)	(3,411)
Total other income (expenses)	(14,642)	(3,411)	(20,331)	(3,411)

Net income (loss) before income taxes	104,437	(108,423)	6,942	(176,051)

Provision for taxes	-	800	800	800

Net income (loss)	$ 104,437	$ (109,223)	$ 6,142	$ (176,851)

Net income (loss) per share-basic and diluted	$ 0.00	$ (0.02)	$ 0.00	$ (0.04)

Weighted Average Number of Shares	29,590,575	4,938,115	17,264,346	4,938,115

See notes to interim unaudited consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDTED)

For the six months ended June 30,	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$ 6,142	$ (176,851)
Adjustments to reoncile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and Amortization	5,444	4,651
(Increase) Decrease in:
Accounts Receivable	50,153	11,281
Other Receivable	14,295	(15,550)
Prepaid Expenses	(917)	31,178
Deposits	(12,725)	(5,175)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(32,528)	141,594
Deferred Revenue	61,325	(7,136)
Net cash flows provided by (used in) operating activities	91,189	(16,009)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(47,106)
Cash increase due to reverse acquistion by Entremetrix	19,171	-
Net cash flows provided by (used in) investing activities	19,171	(47,106)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Officers' Loan	4,083	8,335
Net cash flows provided by financing activities	4,083	8,335

NET INCREASE (DECREASE) IN CASH	114,443	(54,780)

CASH AT BEGINNING OF PERIOD	60,188	106,283

CASH AT END OF PERIOD	$ 174,631	$ 51,503

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 9,568	$ 3,411

Noncash Investing and Financing Activities:
Issuance of common shares for deferred consulting services	$ 1,470,000	$ -

See notes to interim unaudited consolidated financial statements

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Business   EntreMetrix Corporation, ("EntreMetrix," now known as EnStruxis, Inc.) was incorporated in the state of Nevada on July 17, 2002. EntreMetrix was established to provide human resource management services including payroll processing, workers compensation and payroll tax filings for small to medium size business. The service is a BPO (Business Process Outsourcing).

        On February 25, 2004, Entremetrix entered into a Stock Purchase Agreement with Missouri River and Gold Germ Corp ("MRGG"). It is agreed that MRGG will issue to the owner of EntreMetrix 19,752,460 shares of common stock of MRGG in exchange of 100% of the registered and fully paid up capital of EntreMetrix. The closing date of this exchange transaction was March 8, 2004.

        As a result of the acquisition, the former owner of EntreMetrix holds a majority interest (80%) in the combined entity ("the Company"). Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby EntreMetrix is deemed to have purchased MRGG. However, MRGG remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to March 8, 2004 are those of EntreMetrix. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of EntreMetrix. After the acquisition, the Company changed its name to EntreMetrix Corporation.

NOTE 2 - BASIS OF PRESENTATION

        The accompanying consolidated financial statement as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes there to included in EntreMetrix audited annual financial statements for the year ended December 31, 2003

        In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003 have been made. The results of operations for the three months and six ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

NOTE 3 - ACQUISITION

        Pursuant to terms of a Stock Purchase Agreement dated February 25, 2004, the Company purchased all of the issued common shares of EntreMetrix in consideration for the issuance of 19,752,460 shares to the shareholder of EntreMetrix.

        The acquisition is a reverse takeover transaction whereby EntreMetrix is identified as the acquirer (accounting parent) of EntreMetrix Corporation. The purchase price of EntreMetrix Corporation is assumed to be equal to its book value and no goodwill is recorded on the transaction. The amount ascribed to the shares issued to the shareholder of EntreMetrix represents the net book value of EntreMetrix Corporation at date of closing March 8, 2004.

NOTE 3 - ACQUISITION (continued)

Details of the net liabilities acquired at book value at the acquisition dates are as follows:

Current assets	$ 19,171
Less: Current liabilities	-

$ 19.171

Supplemental Information for EntreMetrix Inc. (Formerly known as Missouri River and Gold Gem Corp):

Summary Balance Sheets

	March 8, 2004	December 31, 2003
Current assets	$ 19,171	$ 33,316
Liabilities	-	-

Net Assets	$ 19,171	$ 33,316

Stockholders' Equity

Stockholders' Equity:	March 8, 2004	December 31, 2003
Preferred stock, $0.001 par value; 100,000,000 shares authorized; none issued and outstanding	$ -	$ -

Common stock, $0.001 par value; 300,000,000 shares authorized; 4,962,869 shares issued and outstanding	4,938	4,938

Additional paid-in capital	634,833	634,833
Accumulated deficit	(64,200)	(610,055)

Total stockholders' equity	$ 575,571	$ 29,716

Summary Statements of Operations

	For the Period ended	For the Year Ended
	March 8, 2004	December 31, 2003
Revenue	$ -	$ -
General and administrative expenses	14,145	15,259

Net Loss for the Period	$ (14,145)	$ (15,259)

NOTE 4 - CONCENTRATION OF CREDIT RISK

        The Company maintains their cash in four financial institutions. Accounts at institution are insured up to $100,000 by the Federal Deposit Insurance Corporation (FDIC). As of June 30, 2004, the Company's uninsured cash balance was $84,358.

NOTE 5 -  MAJOR CUSTOMERS

        The Company had two major unrelated customers, which represented 10% or more of total revenues of the Company for the period ended June 30, 2004 and 2003. Revenues from the major customers for the three months ended June 30, 2004 and 2003 were $1,059,329 and $905,563 or 39.74% and 60.42% of total revenue, respectively. Revenues from the major customers for the six months ended June 30, 2004 and 2003 were $1,544,156 and 1,882,621 or 34% and 62% of total revenue, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses at June 30, 2004 consist of:

Accrued Income Tax	$ 3,114
Accrued Interest Expenses	14,258
Accrued Other Expenses	32,743

Total	$ 50,115

NOTE 7 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income (Loss)	$ 104,437	$ (108,423)	$ 6,942	$ (176,051)
Denominator:
Weighted Average Number of Shares	29,590,575	4,938,115	17,264,346	4,938,115

Net income (loss) per share-Basic and Diluted	$ 0.00	$ (0.02)	$ 0.00	$ (0.04)

The Company does not have any dilutive securities as of June 30, 2004 and 2003.

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

        The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2004.

NOTE 9 - SETTLEMENT OF ACCOUNTS RECEIVABLE

        On March 9, 2004, EntreMetrix Corporation ("Buyer") entered into an agreement with Velocity Holdings, Inc. ("Shareholder") and C & M Transportation, Inc. (the "Company") to purchase 4,500,000 shares of Aberdeen Mining Company (now known as Motivnation, Inc.) common stock to satisfy a portion of the retained liability owing to the Buyer. The purchase price for the shares shall be the cancellation of a portion of the retained liabilities in the amount of $30,000. The transaction was cancelled in the second quarter. The Company did not receive any stocks. The account receivable was fully reserved as of June 30, 2004.

NOTE 10 - DEFERRED CONSULTING SERVICES

        On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services to the Company as specified in the Agreement. In exchange for such services, the Company agreed to issue 4,900,000 shares of the Company's common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved at least one of the following benchmarks:

  Gross revenues of the Company for a calendar month shall have reached at least of $15,000,000.

  EBITDA of the Company for a calendar month shall have reached at least $500,000.

  Total market capitalization of the Company, measured as the current stock price (or if there is no stock price, then the value determined on a going concern basis) on a particular date multiplied by the number of outstanding securities of the Company on a fully diluted basis, including all classes of shares and all classes of debt securities, including convertible debt securities, shall average $15,000,000 for a period of 30 consecutive days.

As of June 30, 2004, none of the above benchmarks has occurred. The services, valued at $1.47 million, were deferred until the performances commit.

NOTE 11- SUBSEQUENT EVENTS

The President and the CFO were terminated on August, 3, 2004. The Company is planning an audit to ascertain if any irregularities exist. Some of the records have been misappropriated by the former President.

On July 15, 2004, the Company issued a promissory note of $75,000 to the former President. The note carries an interest rate of 16% and is due on July 1, 2010. The Company is evaluating the validity of this note.

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

Overview

        We were originally incorporated as McGinnis-Powell & Sons, Inc., under the laws of the State of Montana on July 29, 1983. Our corporate name was changed to "Missouri River Gold and Gem Corp." in September of 1984. In 1985, we conducted a public offering of our common stock pursuant to a Regulation A exemption from registration under the Securities Act of 1933. Proceeds of the offering were used to acquire equipment and search for commercial quantities of quality gemstones and gold along six thousand feet of the Missouri River, which was leased from the State of Montana. No commercial quantities of gold or gems were found.

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

        On March 8, 2004, we acquired all of the issued and outstanding common stock of EnStruxis, Inc., a Nevada corporation, or EnStruxis, formerly known as EntreMetrix Corporation. The transaction was completed pursuant to the terms of a Stock Purchase Agreement dated February 25, 2004, or the Agreement, by and among the Company and EnStruxis. As a result of the closing under the Agreement, EnStruxis became a wholly-owned subsidiary of the Company. We intend to continue, and expand upon, the business of EnStruxis. Upon the consummation of the transaction, we amended our Articles of Incorporation to change our name to EntreMetrix Corporation, the former name of EnStruxis.

        We provide Business Processing Outsourcing, or BPO, services for small businesses. Our core business involves providing employee-related administration to small business owners, handling such operations as payrolls, benefits and insurance, and regulatory filing, as well as overall human resources, or HR, guidance as the client's "Administrative Employer." We also provide financial guidance in areas of treasury management and capital formation for small business clients. Our sales and marketing efforts are targeted towards small business owners with fewer than 100 employees, which are dedicated to growth but are often times hindered by operational and capital challenges. We market ourselves directly to small business owners primarily using our sales staff but occasionally accept inquiries from brokers or other intermediaries.

        We believe our "Administrative Employer" services allow small business owners to outsource the employee-related administrative and regulatory duties in order to concentrate on their core business competencies and growth. Generally, we provide our "Administrative Employer" services to our clients on an annual contract basis. The services related to employee administration, payroll, taxes and benefits are bundled with our fee and invoiced to our clients each pay period. We deliver our invoice and payroll to our clients the day before the client's "pay day". This practice differs from the "Administrative Employer" or the payroll service industry, which generally invoices and demands payment prior to payroll delivery. Our practice, however, creates a collection risk from our small business clients. To minimize this risk, we extend the "payroll float" to clients we determined to be credit worthy, although there is no assurance that our determination is accurate, or that our efforts to reduce such risks would be successful. Our extension of credit to certain of our clients requires us to demand a higher profit margin than is common to the "Administrative Employer" industry to compensate us for this higher level of risk. This risk of collection, from time to time, creates a working capital deficit for us, which may materially affect our business operations and finances. For clients who we determine are not credit worthy, we will require either payment in advance or cash on delivery upon rendering of our services, similar to the standard practice of the "Administrative Employer" and payroll service industry for all clients.

        Because we are a service provider, our primary operating costs and expenses are staff and management payroll, salaries, and benefits. Our sales and general administrative expenses aside from the foregoing include rent for office space, computer equipment and software services and insurance. We currently have no copyrights, trademarks or patents, but expect to pursue copyright and trademark protection for some of our marketing programs and materials. Our business generally is not impacted by seasonal changes.

Results of Operations

Quarter Ended June 30, 2004 Compared with Quarter Ended June 30, 2003

Revenues

        We had total revenues of $2,723,161 and $1,502,469 from our BPO business for the three month period ended June 30, 2004, and 2003 respectively. The increase in revenue of $1,220,692 was primarily a result of continued direct sales growth.

Cost of Sales

        We incurred total costs of BPO services of $2,337,740, and $1,446,957 for the three month period ended June 30, 2004, and 2003 respectively. The increase in our cost of sales of $890,783 was primarily attributable to the fixed costs related to the 90% increase in our customer base during the past year. We continue to reinvest in our sales growth. We expect to that our cost of sales as a percentage of revenue to remain high as we continue to grow our business. Salaries and commissions paid to sales staff are a considerable up front cost to our sales process. We typically hire and train a sales representative or independent agent who may take many months to become productive in selling. We take on the cost associated with bringing new sales representatives into our sales organization with no assurance that they will become productive to the point of recovering our up front costs or selling beyond recovery of our up front costs to produce a return on our investment in their efforts.

        We have a number of costs of sales that are product or service specific that are outside of our sales staffing and operational costs of sales, which include, but are not limited to, insurance premiums and other compulsory payroll tax items that comprise our core billing to our clients. We believe that some of these costs (insurance premiums and rates, in particular) can moderate slightly downward as our business grows but we have no assurance that our growth will result in a reduction in insurance costs as part of our cost of sales.

Operating Expenses

        Selling, general and administrative expenses for the three month period ended June 30, 2004 and 2003 were $266,342 and $160,524, respectively. The increase in expenses of $105,818 was primarily attributable to general operating costs associated with our sales growth. We have also experienced an increase in bad debt expense of approximately $59,000 and an increase in insurance expense of approximately $3,600 over the prior year period. We have taken on an increase of $39,600 in accounting and SEC legal expenses as a result of the reverse acquisition. In addition automobile and tax expenses increased approximately $3,900 and $2,300 respectively for the prior year. These increases were offset in part by a decrease in professional, accounting and relocation expense of $4,900 and $7,000 respectively, which were one time expense items.

Net Income

         Our net income for the three months ended June 30, 2004 was $104,437, as compared to a net loss of $109,223 for the comparative period in 2003. Our increase in net income is primarily attributed to sales growth of new client and a realignment of wages on the operations side of our business. Additionally, we have adjusted our margins on new business to levels slightly higher whenever possible.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Revenues

         We had total revenues of $4,716,162 and $3,044,888 from our BPO business for the six month period ended June 30, 2004, and 2003 respectively. The increase in revenue of $1,671,274 was primarily due to sales growth over the prior period. We have two major clients that represent approximately 38% of our total revenues for the six months ended June 30, 2004. Our dependence on these major clients means that any loss associated with these major clients would significantly reduce our revenues and profits. We expect that our sales to these and other new major clients will continue to contribute significantly to our revenue composition for foreseeable future.

Cost of Sales

         We incurred total costs of BPO services of $4,258,893, and $2,935,021 for the six month period ended June 30, 2004, and 2003 respectively. The increase in our cost of sales of $1,323,872 was primarily attributable to the fixed costs related to the approximately 90% increase in our clientele during the past year.

Operating Expenses

        Selling, general and administrative expenses for the six month period ended June 30, 2004 and 2003 were $429,996 and $282,507, respectively. The increase in expenses of $147,489 was primarily attributable to general operating costs associated with the expansion of our company, including an increase of total payroll and rent expenses of approximately $64,400 and insurance expense of approximately $8,700 over the prior year period. Furthermore an increase of $39,600 in accounting and SEC legal expenses carried over from the parent company as a result of the reverse acquisition. In addition depreciation expense and automobile expense increased approximately $3,700 and $4,600, respectively, for the prior year. These increases were partly overset by a decrease in expenses for professional services of approximately $20,600, which we attribute to bringing those services in house.

Net Income

        Our net income for the six months ended June 30, 2004 was $6,142, as compared to a net loss of $176,851 for the comparative period in 2003. Our increase in net income is primarily attributed to sales growth of new clients and margin enhancement of existing clients. Our net income for the three months ended June 30, 2004 was $104,437, as compared to a net loss of $109,223 for the comparative period in 2003. We have additionally adjusted our margins on new business to levels slightly higher whenever possible and have made adjustments to salary related expenses in the operations side of our business.

Liquidity and Capital Resources

        Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At June 30, 2004, we had a working capital deficit of $287,667, resulting primarily due to negative cash flow from operating activities and our regular client payroll cycle and its related float.

        Net cash provided by operating activities was $91,189 for the second quarter of 2004 and resulted primarily from an increase in deferred revenues of approximately $68,500, and a decrease in accounts receivable of approximately $39,000.

        Net cash provided in investing activities was $19,171 for the second quarter of 2004 and resulted from the accounting for our reverse acquisition of EnStruxis, Inc.

        Net cash from financing activities was $4,083 for the second quarter of 2004 and resulted from receipt of proceeds from an officer's loan.

        Our liquidity is dependent on our ability to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability. Our management continues to review ways in which we might reduce operating expenses and obtain an infusion of capital through either public or private investment in order to maintain our liquidity. These steps include increasing operating revenues over last year through the growth of the business, reducing costs by, among other things, bringing certain outsourced projects in-house and making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and reviewing our customer-base to determine the cost-effectiveness of maintaining marginal clients or raising fees attributable to such clients. There can be no assurance that we will be successful in executing our plans to improve operations or obtain additional debt or equity financing.

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

Risk and Uncertainties

        Ownership of our common stock involves a high degree of risk. Some of the risks and uncertainties which may affect our revenues and operations include the following:

        Our business and prospects must be considered in light of the risks and uncertainties to which early stage companies are exposed.

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

        Our business has not been profitable in the past and it may not remain profitable in the future. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities and operations.

        To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the prior quarter includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing. We cannot provide any assurances, however, that we will be successful in our efforts.

        Our quarterly operating results are subject to significantly fluctuation and are not necessarily indicative of future performance for any particular period.

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

        Since our competitors have greater financial and marketing resources than we do, we may experience a reduction in market shares and revenues.

        The markets for our products and services are highly competitive and rapidly changing. Some of our current and prospective competitors have significantly greater financial, technical, marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: the frequency and success of service introductions by us and by our competitors, the selling prices of our services and of our competitors' services, our ability to provide quality services to our customers and the abilities of our competitors to provide same or better services, our marketing abilities and the marketing abilities of our competitors, and the quality of customer support offered by us and by our competitors.

        Increases in health insurance premiums, unemployment taxes and workers' compensation rates will have a significant effect on our future financial performance.

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

        Under our client service agreements, we become a co-employer of worksite employees and we assume the obligations to pay the salaries, wages, and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as a principal, not merely as an agent of the client company. Our obligations include responsibility for (1) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to us of the associated service fee; and (2) providing benefits to worksite employees even if the costs incurred by us to provide such benefits exceed the fees paid by the client company. If a client company does not pay us, or if the costs of benefits provided to worksite employees exceed the fees paid by a client company, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on the Company's financial condition or results of operations.

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

        We could fail to attract or retain key personnel, which could be detrimental to our operations.

        Our success is dependent, in part, upon our ability to attract and retain qualified management and technical personnel. Competition for these personnel is intense, and we will be adversely affected if it is unable to attract additional key employees or if it loses one or more key employees. We may not be able to retain our key personnel.

        As a major employer, our operations are affected by numerous federal, state and local laws related to labor, tax and employment matters.

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

        Laws vary from state to state relating to the regulation of the "Administrative Employer," but generally provide for monitoring the fiscal responsibility of "Administrative employer" and, in some cases, codify and clarify the co-employment relationship for unemployment, workers' compensation, and other purposes under state law. There can be no assurance that we will be able to satisfy licensing requirements of other applicable relations for all states. Additionally, there can be no assurance that we will be able to renew our licenses in all states.

        We are dependent upon two major unrelated customers for a significant percentage of our sales, and the lose of these key customers would materially reduce our revenues.

        We have two major unrelated customers, which represent approximately 34% of our total revenues for the six month ended June 30, 2004. Our dependence on these key customers means that the loss of these key customers or any reduction in their work orders would materially reduce our revenues. We expect that sales of our services to these key customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by these key customers could harm our business, financial condition and results of operations.

        If we acquire complementary businesses, we may not be able to effectively integrate them into our current operations, which would adversely affect our overall financial performance.

        In order to grow our business, we may acquire businesses that we believe are complementary. We currently do not have any specific plans to do so, however. To successfully implement this strategy, we must identify suitable acquisition candidates, acquire these candidates on acceptable terms, integrate their operations and technology successfully with ours, retain existing customers and maintain the goodwill of the acquired business. We may fail in our efforts to implement one or more of these tasks. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we do. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Our overall financial performance will be materially and adversely affected if we are unable to manage internal or acquisition-based growth effectively. Acquisitions involve a number of risks, including: integrating acquired services and technologies in a timely manner, integrating businesses and employees with our business, managing geographically-dispersed operations, reductions in our reported operating results from acquisition-related charges and amortization of goodwill, potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees, the diversion of management attention, the assumption of unknown liabilities, potential disputes with the sellers of one or more acquired entities, our inability to maintain customers or goodwill of an acquired business, the need to divest unwanted assets or products, and the possible failure to retain key acquired personnel.

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

        We have never paid dividends on our common stock and you may never receive dividends.

        We have not paid any cash dividends on our common stock to date and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be at the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. There can be no assurance that cash dividends of any kind will ever be paid.

        Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our shareholders' ability to sell shares of our common stock.

        There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders' ability to sell shares of our common stock.

        Because our stock is considered a penny stock, any investment in our stock is considered to be a high-risk investment and is subject to restrictions on marketability.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on their evaluation, our principal executive officer and principal financial officer concluded that the prior principal executive officer and principal financial officer failed to provide the necessary controls and procedures to effectively ensure that we record, process, summarize, and report information required to be disclosed by us in accordance with the Securities Exchange Act.  As disclosed below, our principal executive officer and principal financial officer have taken the necessary steps to change our disclosure controls and procedures  to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.  During our most recent evaluation of our internal controls, we discovered certain apparently improper distributions made by the Company for the benefit of our former president, Richard McKinley.  As further disclosed in Item 5 below, our board of directors has since terminated Richard McKinley as an officer of EntreMetrix Corporation.  Acting on behalf of EntreMetrix Corporation, the sole shareholder of EnStruxis, Inc., our board also removed Mr. McKinley as a director of EnStruxis, Inc. and appointed the current members of our board, Arthur Lefevre, Mark A. Absher and Vincent Michael Keyes, III, as the new directors of EnStruxis.  The new board of EnStruxis then immediately convened a meeting to remove Mr. McKinley and his wife Laurie McKinley as officers of EnStruxis.  Additionally, we have undertaken efforts to specifically identify and determine the propriety of the distributions made by the Company to Mr. McKinley.  This investigation is part of our efforts to strengthen our internal controls.  With the termination of Mr. McKinley and his wife Laurie McKinley and the steps we have undertaken to strengthen our internal controls, we believe that our disclosure controls and procedures will be effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        Due to certain events occurring subsequent to our acquisition of EnStruxis, Inc., Richard McKinley has been removed as an officer of EntreMetrix Corporation pursuant to the actions duly approved by our board at a special board meeting duly held on August 3, 2004. At the meeting, our board of directors appointed Scott A. Absher as our new Chief Executive Officer and George Lefevre as our new Chief Financial Officer and Secretary. Acting on behalf of EntreMetrix Corporation, the sole shareholder of EnStruxis, Inc., our board also removed Mr. McKinley as a director of EnStruxis, Inc. and appointed the current members of our board, Arthur Lefevre, Mark A. Absher and Vincent Michael Keyes, III, as the new directors of EnStruxis. The new board of EnStruxis then immediately convened a meeting to remove Mr. McKinley and his wife Laurie McKinley as officers of EnStruxis and appointed Scott A. Absher as its new Chief Executive Officer and George Lefevre as its new Chief Financial Officer and Secretary. The above actions became effective as of August 3, 2004.

        As a result of Mr. McKinley's termination and other events, pursuant to a unanimous written consent of our board of directors, dated August 5, 2004, our board of directors then authorized the cancellation of all 19,752,460 shares of our common stock issued in the name of Mr. McKinley in connection with the acquisition of EnStruxis, Inc., except for 1,100,000 shares previously issued to Mr. McKinley and subsequently transferred to third parties.  Mr. McKinley had agreed with EntreMetrix Corporation that these shares were to stand in his name with the understanding that all but 2,450,000 of the shares (including the 1,100,000 shares issued and subsequently transferred by Mr. McKinley) would be used by EntreMetrix Corporation for future acquisitions, thereby allowing us to proceed with future acquisitions without the need to dilute the holdings of our current shareholders. Our board authorized the issuance of a new share certificate in the name of Mr. McKinley for 1,350,000 shares of our common stock. The 1,350,000 shares to be issued to Mr. McKinley and the 1,100,000 shares previously issued to and subsequently transferred by Mr. McKinley represent the actual number of shares of our common stock to be intended to be held by Mr. McKinley after completed the contemplated acquisitions. We intend to fund any future acquisitions through the issuance of new shares of our common stock or through other forms of consideration as determined by our board in the exercise of its business judgment.

        Subsequently to the foregoing events, Mr. McKinley, though his legal counsel, has taken the position that he owns all of the shares issued in his name in connection with the EnStruxis acquisition and has demanded a return of the shares. Mr. McKinley is also demanding that a shareholder's meeting be convened to consider, among other things, the removal of one or more of our current directors. As of the date of this filing, Mr. McKinley has not initiated any litigation on this matter. The demand for a shareholder's meeting was sent to our board for consideration on August 12, 2004. Our board has not had sufficient time and opportunity to consider and respond to Mr. McKinley's demand for a shareholders meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 31.1 - Certification by our President required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 - Certification by our Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 - Certification by our President required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.1 - Certification by our Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) On April 30, 2004, we filed with the Securities and Exchange Commission an amended Form 8-K in which we attached a letter from our former accountants relating to the change in our accountants (Item 7).

On May 12, 2004, we filed with the Securities and Exchange Commission a Form 8-K announcing the effectiveness of our name change from "Missouri River and Gold Gem Corp." to "EntreMetrix Corporation" (Items 5 and 7).

On May 19, 2004, we filed with the Securities and Exchange Commission an amended Form 8-K in which we provided the required financial statements and disclosures in connection with the acquisition of EnStruxis, Inc. and the resulting change in control (Items 1, 2 and 7).

[Signature Page Follows.]

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTREMETRIX CORPORATION

By: /S/Scott W. Absher

       Scott W. Absher, President

Dated: August 16, 2004