Form 10QSB
period 2004-09-30
EntreMetrix CORP
filed 2004-11-15
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004	Commission file number 000-33109

ENTREMETRIX CORPORATION

Nevada	81-0444479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

18101 Von Karman Avenue, Suite 330

Irvine, California 92612

(Address of Principal Executive Offices)

(888) 798-9100

(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X             No _______

As of September 30, 2004, the number of shares outstanding of the registrant's only class of common stock was 37,590,575.

Transitional Small Business Disclosure Format (check one): Yes _____ No    X

EntreMetrix Corporation

Table of Contents

PART I - FINANCIAL INFORMATION

Except as otherwise noted in this report, "EntreMetrix," the "Company," "we," "us" and "our" collectively refer to EntreMetrix Corporation and its wholly-owned subsidiaries.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
Current Assets
Cash	$ 239,012
Other Receivable	12,343
Prepaid Expense	22,077
Refundable Deposits	53,814
Total Current Assets	327,246

Property and Equipment, net of accumulated depreciation of $23,399	37,205

Capitalize Loan Fee, net of accumulated amortization of $1,188	6,794

TOTAL ASSETS	$ 371,245

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 2,931
Accrued Expenses	300,215
Deferred Revenue	174,787
Short-Term Notes Payable	114,475
Total Current Liabilities	592,408

Long-Term Liabilities
Officers' Loan	153,074

Total Liabilities	745,482

Stockholders' Deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Common stock, $0.001 par value; 300,000,000 shares authorized;
37,590,575 shares issued and outstanding	37,590
Common stock to be issued	6,000
Paid in Capital	1,591,100
Deferred consulting expenses and compensation	(1,590,000)
Accumulated Deficit	(418,927)
Total Stockholders' Deficit	(374,237)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 371,245

See notes to interim unaudited consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For three months ended		For nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$ 3,111,172	$ 1,715,306	$ 7,827,334	$ 4,760,194

Cost of Revenues	2,939,621	1,608,734	7,198,514	4,543,755

Gross Profit	171,551	106,571	628,820	216,438

Selling, general and administrative expenses	238,488	191,743	668,484	474,250

Operating (loss)	(66,937)	(85,171)	(39,664)	(257,811)

Other income (expenses)
Interest income	-	-	46	-
Interest expense	(11,434)	(6,488)	(31,811)	(9,899)
Total other income (expenses)	(11,434)	(6,488)	(31,765)	(9,899)

Net (loss) before income taxes	(78,371)	(91,659)	(71,429)	(267,710)

Provision for taxes	-	-	800	800

Net (loss)	$ (78,371)	$ (91,659)	$ (72,229)	$ (268,510)

Net (loss) per share-basic and diluted	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.05)

Weighted Average Number of Shares	32,257,242	4,938,115	24,456,695	4,938,115

See notes to interim unaudited consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30,	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$ (72,229)	$ (268,510)
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Depreciation and Amortization	14,592	6,976
(Increase) Decrease in:
Accounts Receivable	50,153	14,518
Other Receivable	2,880	(17,879)
Prepaid Expenses	2,803	82,357
Deposits	(13,748)	(10,548)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(54,135)	149,607
Deferred Revenue	162,207	(7,136)
Net cash flows provided by (used in) operating activities	92,523	(50,616)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(8,087)	(47,307)
Cash increase due to reverse acquisition by Entremetrix	19,171	-
Net cash flows provided by (used in) investing activities	11,084	(47,307)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Officers' Loan	75,217	35,632
Net cash flows provided by financing activities	75,217	35,632

NET INCREASE (DECREASE) IN CASH	178,824	(62,291)

CASH AT BEGINNING OF PERIOD	60,188	106,283

CASH AT END OF PERIOD	$ 239,012	$ 43,992

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 1,333	$ -

Noncash Investing and Financing Activities:
Issuance of common shares for deferred consulting services	$ 1,470,000	$ -
Issuance of common shares for deferred compensation	$ 60,000	$ -
Issuance of common shares for prepaid legal fees	$ 20,000	$ -
Common stock to be issued for deferred compensation	$ 60,000	$ -

See notes to interim unaudited consolidated financial statements

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: EntreMetrix Corporation, ("EntreMetrix") was incorporated in the state of Nevada on July 17, 2002. EntreMetrix was established to provide human resource management services including payroll processing, workers compensation and payroll tax filings for small to medium size business. The service is a BPO (Business Process Outsourcing).

On February 25, 2004, Entremetrix entered into a Stock Purchase Agreement with Missouri River and Gold Germ Corp ("MRGG"). It is agreed that MRGG will issue to the owner of EntreMetrix 19,752,460 shares of common stock of MRGG in exchange of 100% of the registered and fully paid up capital of EntreMetrix. The closing date of this exchange transaction was March 8, 2004.

As a result of the acquisition, the former owner of EntreMetrix holds a majority interest (80%) in the combined entity ("the Company"). Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby EntreMetrix is deemed to have purchased MRGG. However, MRGG remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to March 8, 2004 are those of EntreMetrix. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of EntreMetrix. After acquiring, the Company changed its name to EntreMetrix Corporation.

Presentation of Interim Information: The accompanying consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes there to included in EntreMetrix audited annual financial statements for the year ended December 31, 2003

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been made. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of Circle Group Holdings Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - ACQUISITION

Pursuant to terms of a Stock Purchase Agreement dated February 25, 2004, the Company purchased all of the issued and outstanding shares of EntreMetrix in consideration for the issuance of 19,752,460 shares of the Company's common stock to the shareholder of EntreMetrix.

The acquisition is a reverse takeover transaction whereby EnterMetrix is identified as the acquirer (accounting parent) of EntreMetrix Corporation. The purchase price of EntreMetrix Corporation is assumed to be equal to its book value and no goodwill is recorded on the transaction. The amount ascribed to the shares issued to the shareholder of EntreMetrix represents the net book value of MRGG at date of closing March 8, 2004.

NOTE 3 - ACQUISITION (continued)

Details of the net liabilities acquired at book value at the acquisition dates are as follows:
Current assets	$ 19,171
Less: Current liabilities	-
$ 19.171

Supplemental Information for EntreMetrix Inc. (Formerly known as Missouri River and Gold Gem Corp):

Summary Balance Sheets

	March 8, 2004	December 31, 2003
Current assets	$ 19,171	$ 33,316
Liabilities	-	-

Net Assets	$ 19,171	$ 33,316

Stockholders' Equity

Stockholders' Equity:	March 8, 2004	December 31, 2003
Preferred stock, $0.001 par value; 100,000,000 shares
authorized; none issued and outstanding	$ -	$ -
Common stock, $0.001 par value; 300,000,000 shares
authorized;4,962,869 shares issued and outstanding	4,938	4,938
Additional paid-in capital	638,433	634,833
Accumulated deficit	(624,200)	(610,055)

Total stockholders' equity	$ 19,171	$ 29,716

Summary Statements of Operations
	For the Period ended	For the Year Ended
	March 8, 2004	December 31, 2003
Revenue	$ -	$ -
General and administrative expenses	14,145	15,259

Net Loss for the Period	$ (14,145)	$ (15,259)

NOTE 4 - MAJOR CUSTOMERS

During the three and nine months dated September 30, 2004, three major customers accounted for $1,426,328 and $3,352,754 or 52.2% and 46.1% of total revenues, respectively.

During the three and nine months ended September 30, 2003, two major customers accounted for $891,325 and $2,773,946 or 52.8% and 58.8% and of total revenues.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at September 30, 2004 consist of:

Accrued Income Tax	$ 800
Accrued Interest Expenses	22,027
Accrued payroll and related expenses	182,475
Accrued Other Expenses	94,913
Total	$ 300,215

NOTE 6 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net (Loss)	$ (78,371)	$ (91,659)	$ (72,229)	$ (268,510)
Denominator:
Weighted Average Number of Shares	32,257,242	4,938,115	24,456,695	4,938,115

Net (loss) per share-Basic and Diluted	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.05)

The Company does not have any dilutive securities as of September 30, 2004 and 2003.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2004.

NOTE 9 - SETTLEMENT OF ACCOUNTS RECEIVABLE

On March 9, 2004, EntreMetrix Corporation ("Buyer") entered into an agreement with Velocity Holdings, Inc. ("Shareholder") and C & M Transportation, Inc. (the "Company") to purchase 4,500,000 shares of ABED common stock to satisfy a portion of the retained liability owing to the Buyer. The purchase price for the shares shall be the cancellation of a portion of the retained liabilities in the amount of $30,000. The transaction was cancelled in the second quarter. The Company did not receive any stocks. The account receivable was fully reserved as of September 30, 2004.

NOTE 10 - DEFERRED CONSULTING SERVICES

On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services to the Company as specified in the Agreement, In exchange for such services, the Company agreed to issue 4,900,000 shares of the Company's common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement.

As of September 30, 2004, none of the benchmarks has occurred. The services, valued at $1.47 million, were deferred until the performances commit.

NOTE 11 - DEFERRED COMPENSATION

In September, the Board of Directors approved the issuance of 2,000,000 unregistered shares of common stock to each of the six employees and entered into a Restricted Stock Bonus Agreement with each of these employees. Each Restricted Stock Bonus Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the employee does not meet the vesting conditions pursuant to the Agreement by December 31, 2005, then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2005 shall be automatically rescinded and cancelled. Each employee may vote the stock received to the extent any unvested shares are rescinded and cancelled.

As of September 30, 2004, none of the vesting conditions has occurred and no shares were vested. The compensations, valued at $120,000, were deferred until the restricted shares vest.

NOTE 12 - 2004 STOCK PLAN

On September 16, 2004, the Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 7,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company's stock is at least 110% of the market value at date of grant. At September 30, 2004, no stock options or awards were granted, and there were 12,000,000 million stock bonuses granted to six employees as disclosed in Note 11.

NOTE 13 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 14 - PENDING LITIGATION

On August 19, 2004, a civil complaint for breach of contract, declaratory relief, fraud, rescission and appointment of a receiver was filed against the Company with Superior Court of the State of California for the County of Orange. The complaint was filed by the former president of the Company who was terminated by the Board of Directors on August 3, 2004 for misappropriation of assets. The Board of Directors also cancelled the shares issued to the former president in connection with the reverse merger as disclosed in Note 3. The court denied a broad temporary restraining order, but granted a limited order. Under the limited order, the Company may not cancel the former president's stocks, issue new stock without the Court's consent, or incur any expenditure, liability, obligation or issue any check, draft or other instrument unless such instrument bears the signature of the former president as wells as an officer or director of the Company. The Company filed a counter claim alleging that the former president had no legal right for 66% of those shares or 13,036,742 shares which would be used for future acquisitions and corporate endeavors pursuant to an oral agreement. The Company also alleged the former president for breach of fiduciary duty and misappropriation of the Company's assets. The Company believes that the complaint is without merit and intends to defend the action vigorously.

NOTE 15 - SUBSEQUENT EVENT

On November 2, 2004, the Board of Directors approved the issuance of 6,000,000 unregistered shares of common stock to each of the officers and directors, and the Company entered into a Shares for Debt Agreement with each of them on the same date. The consideration received by the Company consisted of $60,000 in services rendered or to be rendered by each of the officers during the period from October 1, 2004 through December 31, 2004, and a full release from any other claims for compensation relating to such period.

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

In August 1986, we acquired 100% (100,000 shares) of the outstanding Common Stock of American Dental Manufacturing, Inc., a California corporation, in exchange for 2,350,492 shares of Common Stock of Missouri River Gold and Gem Corp. Just prior to this acquisition, our shareholders approved a one for twenty reverse stock split and changed the name of the Company to American Dental Products Corporation. Thus, after the reverse stock split and acquisition, there were a total of 2,938,115 shares of Common Stock outstanding. On June 12, 1990, we changed our name to Missouri River and Gold Gem Corporation.

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

Results of Operations

Quarter Ended September 30, 2004 Compared with Quarter Ended September 30, 2003

Revenues

We had total revenues of $3,111,172and $1,715,306 from our BPO business for the three month period ended September 30, 2004, and 2003 respectively. The increase in revenue of $1,395,866 is attributable primarily to the continued sales growth of the company and an increase in our profit margins for new clients.

Cost of Sales

We incurred total costs of BPO services of $2,939,621, and $1,608,734 for the three month period ended September 30, 2004, and 2003 respectively. The increase in our cost of sales of $1,330,887 was primarily attributable to the fixed costs related to an approximately 81% increase in revenues for the same 3 month period last year. We continue to reinvest in our sales growth. We expect to that our cost of sales as a percentage of revenue to remain high as we continue to grow our business. Salaries and commissions paid to sales staff are a considerable up front cost to our sales process. We typically hire and train a sales representative or independent agent who may take many months to become productive in selling. We take on the cost associated with bringing new sales representatives into our sales organization with no assurance that they will become productive to the point of recovering our up front costs or selling beyond recovery of our up front costs to produce a return on our investment in their efforts.

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

Operating Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2004 and 2003 were $238,489 and $191,743, respectively. These expenses consist primarily of salaries and related costs for executive, sales, finance and other administrative personnel, and the cost of facilities and related spending. The increase in operating expenses of $46,746 was primarily attributable to higher accounting and legal fees comprised of approximately $7,000 and $123,000 respectively compared to the prior year. The increase in legal expense by the company is primarily due to the defense and legal action taken against the former president who was removed by the board of directors. We have also experienced an increase in liability insurance of approximately $2,200 and an increase in insurance expense of approximately $4,200 over the prior year period. In addition professional commissions and depreciation expense increased approximately $2,000 and $1,900 respectively for the prior year. These increases were offset in part by a decrease in salary and wages of $40,800 for the three months ending September 30, 2004 for a 45% decrease compared to the same prior year period. In addition tax penalty expense decreased $37,000 for the prior year period which was one time expense. Slightly offsetting the increase was travel and automobile expense, which decreased approximately $4,200 and $1,700 respectively, compared to the same prior year period.

Net Loss

Our net loss for the three months ended September 30, 2004 was $78,371, as compared to a net loss of $91,659 for the comparative period in 2003. Our decrease in net loss is primarily attributed to sales growth of new client and a realignment of wages on the operations side of our business. Additionally, we have adjusted our margins on new business to levels slightly higher whenever possible.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Revenues

We had total revenues of $7,827,334 and $4,760,194 from our BPO business for the nine month period ended September 30, 2004, and 2003 respectively. The increase in revenue of $3,067,140 was primarily due to sales growth over the prior period. We have three major clients that represent approximately 52% of our total revenues for the nine months ended September 30, 2004. Our dependence on these major clients means that any loss associated with these major clients would significantly reduce our revenues and profits. We expect that our sales to these and other new major clients will continue to contribute significantly to our revenue composition for foreseeable future.

Cost of Sales

We incurred total costs of BPO services of $7,198,514, and $4,543,755 for the nine month period ended September 30, 2004, and 2003 respectively. The increase in our cost of sales of $2,654,759 was primarily attributable to the fixed costs related to the approximately 65% increase in revenue compared to last year.

Operating Expenses

Selling, general and administrative expenses for the nine month period ended September 30, 2004 and 2003 were $668,484 and $474,250, respectively. These expenses consist primarily of salaries and related costs for executive, sales, finance and other administrative personnel, and the cost of facilities and related spending. The increase in expenses of $194,234 was primarily attributable to general operating costs associated with the expansion of our company, including an increase of legal expenses of approximately $62,600 and insurance expense of approximately $18,300 over the prior year period. The increase in legal expense by the company is primarily due to the defense and legal action taken against the former president who was removed by the board of directors. Furthermore an increase of $39,600 in accounting and SEC legal expenses carried over from the parent company as a result of the reverse acquisition. In addition depreciation expense and automobile expense increased approximately $3,700 and $4,600, respectively, for the prior year. These increases were mostly offset by a decrease in tax penalties of approximately 34,900 from the prior year period. A further offset was a decrease in expenses for professional services and travel expenses of approximately $22,500, and $5,800 respectively from the prior year period.

Net Loss

Our net loss for the nine months ended September 30, 2004 was $72,229, as compared to a net loss of $268,510 for the comparative period in 2003. Our decrease in net loss is primarily attributed to sales growth of new clients and margin enhancement of existing clients. Our net loss for the three months ended September 30, 2004 was $16,106, as compared to a net loss of $91,659 for the comparative period in 2003. We have additionally adjusted our margins on new business to levels slightly higher whenever possible and have made adjustments to salary related expenses in the operations side of our business.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At September 30, 2004, we had a working capital deficit of $265,161, resulting primarily from our regular client payroll cycle and its related float and tax liabilities.

Net cash provided by operating activities was $92,523 for the third quarter of 2004 and resulted primarily from an increase in deferred revenues of approximately $162,207, and an increase in accounts receivable of approximately $50,153. This increase was offset by a decrease in accounts receivable of approximately $54,135.

Net cash provided in investing activities was $11,084 for the third quarter of 2004. This increase resulted from the accounting for our reverse acquisition of EnStruxis, Inc, and was slightly offset by purchases of property and equipment.

Net cash from financing activities was $75,217 for the third quarter of 2004 and resulted from an officer loan.

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

We have two major unrelated customers, which represent approximately 34% of our total revenues for the nine month ended June 30, 2004. Our dependence on these key customers means that the loss of these key customers or any reduction in their work orders would materially reduce our revenues. We expect that sales of our services to these key customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by these key customers could harm our business, financial condition and results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Due to certain events occurring subsequent to our acquisition of EnStruxis, Inc., Richard McKinley has been removed as a director and officer of EntreMetrix Corporation pursuant to the actions duly approved by our board at a special board meeting duly held on August 3, 2004. At the meeting, our board of directors appointed Scott A. Absher as our new Chief Executive Officer and George Lefevre as our new Chief Financial Officer and Secretary. Acting on behalf of EntreMetrix Corporation, the sole shareholder of EnStruxis, Inc., our board also removed Mr. McKinley as a director of EnStruxis, Inc. and appointed the current members of our board, Arthur Lefevre, Mark A. Absher and Vincent Michael Keyes, III, as the new directors of EnStruxis. The new board of EnStruxis then immediately convened a meeting to remove Mr. McKinley and his wife Laurie McKinley as officers of EnStruxis and appointed Scott A. Absher as its new Chief Executive Officer and George Lefevre as its new Chief Financial Officer and Secretary. The above actions became effective as of August 3, 2004.

As a result of Mr. McKinley's termination and other events, pursuant to a unanimous written consent of our board of directors, dated August 5, 2004, our board of directors then authorized the cancellation of all 19,752,460 shares of our common stock issued in the name of Mr. McKinley in connection with the acquisition of EnStruxis, Inc. Mr. McKinley had agreed with EntreMetrix Corporation that these shares were to stand in his name with the understanding that all but 2,450,000 of the shares would be used by EntreMetrix Corporation for future acquisitions, thereby allowing us to proceed with future acquisitions without the need to dilute the holdings of our current shareholders. Our board authorized the issuance of a new share certificate in the name of Mr. McKinley for 2,450,000 shares of our common stock. The 2,450,000 shares to be issued to Mr. McKinley represent the actual number of shares of our common stock to be intended to be held by Mr. McKinley after completed the contemplated acquisitions. We intend to fund any future acquisitions through the issuance of new shares of our common stock or through other forms of consideration as determined by our board in the exercise of its business judgment.

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

On September 1, 2004, we filed with the Securities and Exchange Commission a Form 8-K announcing the resignation of three directors, and the appointment of two members to the company's board of directors. In addition the company disclosed that the former president who was terminated by the board of directors filed a civil complaint against Entremetrix. (Items 5.02 and 8.01)

On November 3, 2004, we filed with the Securities and Exchange Commission a Form 8-K in which we entered into a restricted stock bonus agreement with six of our employees. In addition the company entered into a shares for debt agreement with each of George LeFevre, the Treasurer, Secretary and a Director of the Registrant, and Scott Absher, the President and a Director of the company. (Items 2.01, 3.02, and 9.01)

[Signature Page Follows.]

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTREMETRIX CORPORATION
Dated: November 15, 2004	By: /s/ Scott W. Absher
Scott W. Absher, President