Form 10KSB
period 2004-12-31
EntreMetrix CORP
filed 2005-04-06
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-33109

ENTREMETRIX CORPORATION

(Name of small business issuer in its charter)

Nevada	81-0444479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18101 Von Karman Avenue, Suite 330 Irvine, CA	92612
(Address of principal executive offices)	(Zip code)

Issuer's telephone number, including area code: (888) 798-9100

Securities registered under Section 12(b) of the Exchange Act:

None

(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $10,614,729.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average high and low bid price, as of March 1, 2005 was $733,310 based on a share value of $0.0475.

At March 1, 2005, the registrant had 51,590,575 outstanding shares of par value $.001 common stock

ENTREMETRIX CORPORATION

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2004
PART I	Page(s)

Item 1.	Description of Business	2
Item 2.	Description of Property	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II

PART III

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  increased competitive pressures from existing competitors and new entrants;

  increases in interest rates or our cost of borrowing or a default under any material debt agreements;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  fluctuations of taxes and workers compensation rates;

  the unavailability of funds for capital expenditures; and

  operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operation" in this document.

In this form 10-KSB references to "EntreMetrix", "the Company", "we," "us," and "our" refer to ENTREMETRIX CORPORATION.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

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

On March 8, 2004, we acquired all of the issued and outstanding common stock of EnStruxis, Inc., a Nevada corporation, or EnStruxis, formerly known as EntreMetrix Corporation. The transaction was completed pursuant to the terms of a Stock Purchase Agreement dated February 25, 2004, the "Agreement", by and among the Company and EnStruxis. As a result of the closing under the Agreement, EnStruxis became a wholly-owned subsidiary of the Company. On May 6, 2004 we changed our name to EntreMetrix Corporation. We intend to continue, and expand upon, the business of EnStruxis. Upon the consummation of the transaction, we amended our Articles of Incorporation to change our name to EntreMetrix Corporation, the former name of EnStruxis.

(b) Business of Issuer

We provide Business Process Outsourcing (BPO) services for small businesses, including employee-related administration and regulatory compliance as well as the handling of such areas as payroll, benefits and insurance operations, regulatory filings and overall HR guidance as the client's "Administrative Employer". We also provide financial guidance in areas of treasury management and capital formation for small business clients.

Our core business involves providing "Administrative Employer" strategic guidance services to small business owners. We believe our "Administrative Employer" services allow small business owners to outsource the employee-related administrative and regulatory duties in order to concentrate on their core business competencies and growth. Our strategy is to expand into several key US markets. We expect to grow through direct sales development in selected local US markets and will continue to develop and evaluate acquisition opportunities in these same local markets of similar firms offering "Administrative Employer" services to our target market.

Generally, we provide our "Administrative Employer" services to our clients on an annual contract basis. The services related to employee administration, payroll, taxes and benefits are bundled with our fee and invoiced to our clients each pay period. We deliver our invoice and payroll to our clients the day before the client's "pay day". This practice differs from the "Administrative Employer" or the payroll service industry, which generally invoices and demands payment prior to payroll delivery. Our practice, however, creates a collection risk from our small business clients. To minimize this risk, we extend the "payroll float" to clients we determined to be credit worthy, although there is no assurances that our determination is accurate, or that our efforts to reduce such risks would be successful. Our extension of credit to certain of our clients requires us to demand a higher profit margin than is common to the "Administrative Employer" industry to compensate us for this higher level of risk. This risk of collection, from time to time, creates a working capital deficit for us, which may materially affect our business operations and finances. For clients who we determine are not credit worthy, we will require either payment in advance or cash on delivery upon rendering of our services, similar to the standard practice of the "Administrative Employer" and payroll service industry for all clients.

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

Personnel

As of December 31, 2004 we had 8 full time employees and 2 part time employees. We currently have 6 full time employees and 2 part time employees. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees.

Sales and Marketing

Our sales and marketing efforts are targeted towards small business owners with fewer than 100 employees, which are dedicated to growth but are often times hindered by operational and capital challenges. We market ourselves directly to small business owners primarily using our sales staff but occasionally accept inquiries from brokers or other intermediaries. We have three major unrelated customers, which represents 44% of our total revenues for the year ended December 31, 2004. Our dependence on these key customers means that the loss of one or more of these, or any reduction in their work orders would materially reduce our revenues. We expect that sales of our services to these key customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by these key customers could harm our business, financial condition and results of operations.

Competition

The market for our products and services are highly competitive and rapidly changing. Our competitors include, but are not limited to, local and national banking firms, regional and national insurance carriers, regional and national payroll and staffing companies who provide services similar in scope to us and to a similar target clientele. Some of our current and prospective competitors have significantly greater financial, technical, marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: the frequency and success of product and services introductions by us and by our competitors, the selling prices of our products and services and of our competitors' products and services, the performance of our products and of our competitors' products, product distribution by us and by our competitors, our marketing ability and the marketing ability of our competitors, and the quality of customer support offered by us and by our competitors. In certain cases, the competition may offer a range and level of services at a price that we would not be able or willing to meet.

Government Regulations

By entering into a co-employer relationship with employees assigned to work at client company locations, we assume certain obligations and responsibilities as an employer under certain federal and state laws. However, many of these laws (such as the Employee Retirement Income Security Act ("ERISA") and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as "Administrative Employers"; and the definition of "employer" under these laws is not uniform. Additionally, some of the states in which we operate have not addressed the "Administrative Employer" relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to our "Administrative Employer" relationship with our worksite employees in a manner adverse to the Company, such an application could have a material adverse effect on the Company's financial condition or results of operations.

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

Restricted Stock Bonus Agreement

On October 28, 2004, the Registrant entered into a Restricted Stock Bonus Agreement with each of the following employees: Jay Isco, Janet Russell, David Mayhew, Lindsay Kan, Reagan Richmond and Michael A. Green.

Our Board of Directors of the Registrant ratified and approved the issuance of 2,000,000 unregistered shares of the Registrant's common stock, par value $.001 per share, to each of our six employees, and entered into a Restricted Stock Bonus Agreement with each of these employees on the same date. The consideration received by us consisted of services rendered to us and the continuing dedication of these employees to our business.

Each Restricted Stock Bonus Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of us with respect to certain proposed transfers, a drag-along right of us in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any Registration Statement of us (other than on Form S-8 or S-4). Each employee may vote the stock received except to the extent any unvested shares are rescinded and cancelled, as provided in each Restricted Stock Bonus Agreement.

Our Board of Directors have also approved the issuance of 2,000,000 unregistered shares of our common stock to our outside legal counsel in consideration for legal services.

The Restricted Stock Bonus Agreements were attached as Exhibits 10.1 through 10.6 on Form 8-K filed on November 11, 2004.

Shares for Debt Agreement

On November 2, 2004, our Board of Directors approved the issuance of 6,000,000 unregistered shares of common stock to each of George LeFevre, our Treasurer, Secretary and a Director, and Scott Absher, our President and a Director, and we have entered into a Shares for Debt Agreement with each of them on the same date. The consideration received by us consisted of $60,000 in services rendered or to be rendered by each of Mr. LeFevre and Mr. Absher during the period from October 1, 2004 through December 31, 2004, and a full release from any other claims for compensation relating to such period.

The Share for debt Agreements were attached as Exhibits 10.7 through 10.8 on Form 8-K filed on November 11, 2004.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease approximately 2300 square feet of office space located at 18101 Von Karman Avenue, Irvine, California under a month to month operating lease agreement. Monthly lease payments are $4,500 per month. The lease expires in April 2005. The Company continues to lease the premises on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

We are presently a party to material litigation involving Richard McKinley, the former president of the company who was terminated by the board for cause in August of 2004 with the stock issued to him being cancelled. Mr. McKinley in response filed a temporary restraining order seeking to be returned to his position, his salary and his shares. The court granted part of Mr. McKinley's request allowing him to review the daily financial operation and co sign checks for a brief and temporary period. The court also restored his shares pending final resolution of the matter with the court but did not allow Mr. McKinley to sell or pledge his shares while the matter is still pending. The court did not restore Mr. McKinley's position or salary. The complaint filed by Mr. McKinley has been filed in Orange County civil court against the company, its officers and directors and its former legal and securities counsel seeking among other things damages for breach of contract, declaratory relief, fraud, rescission and appointment of a receiver. The officers and the company have filed a cross complaint against the shares which are in Mr. McKinley's name which were to be used for subsequent future acquisitions.

The company continues to vigorously defend against Mr. McKinley's claims and believes it will prevail when the court is able to review the circumstances under which Mr. McKinley was terminated by the board. A court date has not yet been scheduled in this matter as preliminary and preparatory work on this case are in motion. Management continues to view this as materially adverse to the company's cash flow and management's attention as this matter will continue to demand time and financial resources of the company to maintain an adequate defense. Management is unable to predict the outcome of this matter and as such believes that there is a significant risk to the company while this litigation continues

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Since April 23, 2002, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock were published on the OTC Bulletin under the trading symbol "MRGG" through May 6, 2004, subsequently on May 7, 2004, in conjunction with the name change to EntreMetrix Corporation, our OTC:BB trading symbol changed to "ERMX". The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
1st Quarter (1)	$0.25	$0.20	$0.19	$0.19
2nd Quarter	$0.48	$0.20	$0.35	$0.19
3rd Quarter	$0.51	$0.05	$0.40	$0.25
4th Quarter	$0.07	$0.025	$0.30	$0.20

(b) Holders of Common Stock

As of December 31, 2004, we had approximately 370 stockholders of record of the 51,590,575 shares outstanding.

(c) Dividends

We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

2004 Stock Plan

On September 16, 2004, our Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 7,000,000 shares of common stock reserved for issuance and under which we may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company's stock is at least 110% of the market value at date of grant. At December 31, 2004, no stock options or awards were granted.

Recent Sales of Unregistered Securities

Deferred Consulting

On April 20, 2004, we and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which NeoTactix agreed to provide certain business consulting services to us as specified in the Agreement, In exchange for such services, we agreed to issue 4,900,000 shares of our common stock. We and NTX agree that the compensation shares issued by us to affiliates of NTX shall be cancelled and returned to us if, prior to October 31, 2005, we have not achieved certain benchmarks pursuant to the Agreement.

As of December 31, 2004, none of the benchmarks has occurred. The services, valued at $1.47 million, were deferred until the performances commit.

Deferred Stock Bonuses

In September 2004, our Board of Directors approved the issuance of 2,000,000 unregistered shares of common stock to each of the four employees and entered into a Restricted Stock Bonus Agreement with each of these employees. Each Restricted Stock Bonus Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of us with respect to certain proposed transfers, a drag-along right of us in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of us. If the employee does not meet the vesting conditions pursuant to the Agreement by December 31, 2005, then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2005 shall be automatically rescinded and cancelled. Each employee may vote the stock received to the extent any unvested shares are rescinded and cancelled.

As of December 31, 2004, none of the vesting conditions has occurred and no shares were vested. The compensations, valued at $80,000, were deferred until the restricted shares vest.

Shares for Debt Agreement

On November 2, 2004, our Board of Directors approved the issuance of 6,000,000 unregistered shares of common stock to each of the officers and directors, and we entered into a Shares for Debt Agreement with each of them on the same date. The consideration received by us consisted of $60,000 in services rendered or to be rendered by each of the officers during the period from October 1, 2004 through December 31, 2004, and a full release from any other claims for compensation relating to such period.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

The following review of operations for the year ended December 31, 2004 should be read in conjunction with our Financial Statements and Notes included in this Form 10-KSB.

Introduction

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("M,D&A") should be read in conjunction with our financial statements and the accompanying footnotes. M,D&A includes the following:

  Overview - a general description of our business and the BPO sector or industry.

  General Discussion of Critical Accounting Policies and New Accounting Pronouncements - a discussion of accounting policies that are most important to the portrayal of our financial condition and results of operations which require critical judgments and estimates and the expected impact of new accounting pronouncements.

  Operations Overview - a summary of key information concerning the financial results for 2004 and changes from 2003.

  Results of Operations - an analysis of our results of operations for the two years presented in the financial statements.

  Financial Condition - an analysis of our financial condition as of the end of the last two years presented in the financial statements.

  Liquidity and Capital Resources - an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging.

  Cautionary Information Regarding Forward-Looking Statements - cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations about future periods.

Overview

We provide Business Process Outsourcing (BPO) services for small businesses, including employee-related administration handling such as payroll, benefits and insurance operations, regulatory filings and overall HR guidance as the client's "Administrative Employer". We also provide financial guidance in areas of treasury management and capital formation for small business clients.

Our core business involves providing "Administrative Employer" and strategic guidance services to small business owners. We believe our "Administrative Employer" services allow small business owners to outsource the employee-related administrative and regulatory duties in order to concentrate on their core business competencies and growth. Our strategy is to expand into several key US markets. We expect to grow through a combination of acquisitions of local market "Administrative Employer" service provider firms within our targeted US markets, and organic sales growth.

Generally, we provide our "Administrative Employer" services to our clients on an annual contract basis. The services related to employee administration, payroll, taxes and benefits are bundled with our fee and invoiced to our clients each pay period. We deliver our invoice and payroll to our clients the day before the client's "pay day". This practice differs from the "Administrative Employer" or the payroll service industry, which generally invoices and demands payment prior to payroll delivery. Our practice, however, creates a collection risk from our small business clients. To minimize this risk, we extend the "payroll float" to clients we determined to be credit worthy, although there is no assurances that our determination is accurate, or that our efforts to reduce such risks would be successful. Our extension of credit to certain of our clients requires us to demand a higher profit margin than is common to the "Administrative Employer" industry to compensate us for this higher level of risk. This risk of collection, from time to time, creates a working capital deficit for us, which may materially affect our business operations and finances. For clients who we determine are not credit worthy, we will require either payment in advance or cash on delivery upon rendering of our services, similar to the standard practice of the "Administrative Employer" and payroll service industry for all clients.

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

Our cash obligations are anticipated to increase substantially over the next 12 months. The cash would be utilized for operational expenses and general working capital as a result of continued sales growth, continued legal and professional fees as a result of continuing litigation and reserve or deposit requirements which are a result of sales growth of the business. We intend for these funding requirements to be fulfilled through either equity or debt financing.

We do not anticipate performing any significant product research and development under our plan of operation.

We do anticipate purchasing or leasing operational facilities in the next twelve months; however, if such a purchase were contemplated it would be subject to our receipt of sufficient income from operations or funds from borrowings or stock sales to enable such purchases or leases.

The number of employees required to operate our business is currently 6 full-time and 2 part time employees. We scale our staffing based on sales growth leading top client need. This flexibility allows us to scale up or down based on need.

EntreMetrix Accounting Policies

Our accounting policies are fully described in Note 2 to our consolidated financial statements. The following describes the general application of accounting principles that impact our consolidated financial statements.

EntreMetrix, Inc. results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

EntreMetrix bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations for the Years Ended December 31, 2004 and 2003 Compared.

	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenues	$ 10,614,729	$ 6,825,244

Cost and Expenses	(10,882,477)	(7,035,034)

Other Expense	(41,445)	(18,178)
	(309,193)	(227,968)

Provision for income taxes	(800)	(800)

Net Loss	$ (309,993)	$ (228,768)

Revenue

	2004	2003	Increase/(decrease) $
For the year ended December 31:
Revenue	$ 10,614,729	$ 6,825,244	$ 3,789,485

Revenues for the year ended December 31, 2004 were $10,614,729 compared to revenues of $6,825,244 in the year ended December 31, 2003. This resulted in an increase in revenues of $3,789,485, from the same period one year ago. The increase in revenues was primarily a result of sales growth over the prior period, and an increase in our gross margin on new clients. As we expand our business and obtain additional clients for our BPO services, our revenues should continue to grow on a consistent basis.

Cost of Revenues

2004	2003	Increase/(decrease) $

For the year ended December 31:
Cost of revenue	$ 9,785,957	$ 6,354,669	$ 3,431,288

Cost of revenues for the year ended December 31, 2004 was $9,785,957, an increase of $3,431,288 from $6,354,669 for the same period ended December 31, 2003. The increase in cost of revenues was primarily due to the fixed costs associated with the increase in revenue compared to last year. Fixed costs primarily include and are not limited to client federal and state payroll taxes, workers compensation, 401K, and union benefits.

General and Administrative expenses

	2004	2003	Increase/(decrease) $
For the year ended December 31:
General & Administrative expenses	$ 1,096,520	$ 680,365	$ 416,155

General and administrative expenses were $1,096,520 for the year ended December 31, 2004 versus $680,365 for the year ended December 31, 2003, which resulted in an increase of $416,155. G&A expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending. The increase in expenses was primarily due to legal fees of approximately $294,000, an increase of approximately $274,000 over the prior year period. The increase in legal expense by the company was primarily due to the defense and legal action taken against the former president who was removed by the board of directors. Another expense that affected the overall increase was salary expense of $487,000 and $381,000 for the year ending December 31, 2004, and 2003 respectively. The increase of salary expense of $106,000 was attributable to the expansion of our sales team as well as unauthorized salaries which were the primary cause of the removal of our prior president by the board of directors. Furthermore bad debt expense, and professional commission fees increased approximately $35,100 and $14,800 respectively compared to the prior year. In addition insurance fees, and rent expense increased approximately $8,400 and $12,800 respectively for the same prior period. The increase in insurance fees is directly attributable to increased liability coverage needed for our larger clientele. In addition rent expense increased due to our expansion of our sales team and staff. These increases were generally offset by a decrease in tax penalties and travel costs of $52,300 and $11,700 respectively for the prior year period. The decrease in travel costs was due to the company's focus on the local client market.

Net Income (Loss)

	2004	2003	Increase/(decrease) $

For the year ended December 31:
Net Income (loss)	$ (309,993)	$ (228,768)	$ 81,225

The net loss for the year ended December 31, 2004 was $309,993, versus a net loss of $228,768 for the year ended December 31, 2003, a change in net loss of $81,225. The increase in the net loss was primarily due to the increase in G&A expenses, more specifically the increases in legal and salary expenses. These expenses have significantly increased due to unauthorized salaries, and certain legal actions the company deems necessary in defending the company as well as pursuing legal action in a countersuit. To assist with these increased expenses the company has adjusted our margins on new business whenever possible, and has made additional adjustments to salary related expenses in the operations side of our business.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and may not have enough money to grow its business in the future. We can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

We are actively increasing marketing efforts to increase revenues. Our ability to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources at December 31, 2004.

The following table summarizes total assets, accumulated deficit and stockholders' equity.

December 31, 2004
Total Assets	$186,896

Accumulated Deficit	$(656,691)

Stockholders' Equity (Deficit)	$(492,001)

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. Since inception, we have financed our cash flow requirements through issuances of common stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues.

Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders. We currently have no agreements which would provide for either loans to us, or the sale of the our securities.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

LIMITED OPERATING HISTORY

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

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

WE ARE DEPENDENT UPON A THREE MAJOR UNRELATED CUSTOMERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES, AND THE LOSS OF THESE KEY CUSTOMERS WOULD MATERIALLY REDUCE OUR REVENUES.

We have three major unrelated customers, which represents 44% of our total revenues for the year ended December 31, 2004. Our dependence on these key customers means that the loss of one or more of these, or any reduction in their work orders would materially reduce our revenues. We expect that sales of our services to these key customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by these key customers could harm our business, financial condition and results of operations.

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

LIQUIDITY OF COMMON STOCK

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

NONE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

NAME	AGE	POSITION
Scott Absher	44	Chief Executive Officer & Director
George LeFevre	37	Chief Financial Officer, Secretary & Director

Scott Absher, Chief Executive Officer, and Director

As CEO of EntreMetrix, Mr. Absher is responsible for the oversight, and management of the company's day to day business affairs.

Mr. Absher has been a significant BPO industry insider since 1994. As President of Management Resources, Absher assembled a national marketing force representing many of the top industry participants. Mr. Absher has opened and managed regional operations for two national industry participants and been active in merger and acquisition activities as well as a consultant to leadership within the industry. Since December 2000, Scott Absher has been the co-founder and Managing Partner of NeoTactix, a company focused on mergers, acquisitions and structural guidance for small public companies. He is a graduate of The Moody Bible Institute in Chicago.

George LeFevre, Chief Financial Officer, Secretary, and Director

As CFO of EntreMetrix, Mr. LeFevre primary duty is to oversee and manage the internal controls related to the cash flow of the company.

Since 2000, George LeFevre has been the co-founder and Managing Partner of NeoTactix, a company focused on mergers, acquisitions and structural guidance for small public companies. From 1998 to 2000, Mr. LeFevre assisted in the formation and funding of PTM Molecular Biosystems. He was the Chief of Finance and key officer for strategic business ventures. Mr. LeFevre has invested in and managed portfolios of securities since 1991. He received a B.S. in Business Administration Finance from California State University, Long Beach.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings other than the present matter in the courts with Mr. McKinley.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2004 there were no delinquent filers.

Audit Committee

We do not have an Audit Committee, our board of directors during 2004, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that of our officers and directors serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only two officers and two directors operating as the sole management for the Company in 2004. We believe that as a result of the limited interaction which occurs with having only two officers and two directors for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Stock Option Plan

On September 16, 2004, our Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 7,000,000 shares of common stock reserved for issuance and under which we may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company's stock is at least 110% of the market value at date of grant. At December 31, 2004, no stock options or awards were granted.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our executive officer and director during the last three fiscal years. The remuneration described in the table does not include the cost to us of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
Scott Absher- CEO	2004				6,000,000
George LeFevre- CFO	2004				6,000,000

As of December 31, 2004, we do not have any agreements in place for the amount of annual compensation that our officers, directors and employees will receive in the future.

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors intends to establish a compensation committee, which is expected to consist of three inside directors and two independent members. Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on December 31, 2004, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 51,590,575 shares of common stock outstanding as of December 31, 2004.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2004 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percentage
Scott Absher- CEO, Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	8,450,000	16.38%
George LeFevre- CFO, Secretary, Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	8,450,000	16.38%
Richard McKinley 15 Banstead Dove Canyon, CA 92679	19,252,460*	37.32%
All executive officers, directors, and beneficial owners as a group	36,152,460	70.08%

*These shares are currently restricted by court order, and there is a counterclaim against these shares by the company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NeoTactix, Inc. Consulting Agreement

On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which NeoTactix agreed to provide certain business consulting services, in exchange for 4,900,000 shares of the Company's common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement.

On August 26, 2004 the board elected both managing partners of NeoTactix, Scott Absher and George LeFevre to the board of directors of the Company. In addition the board of directors elected Scott Absher as CEO, and George LeFevre as CFO and Secretary. The original agreement with NeoTactix still stands and will be reviewed as of the expiration date.

Richard McKinley

On December 31, 2003 the Company issued an unsecured note to Richard McKinley the former president for $80,522. The Company is currently in a counterclaim against the former president, and this note is in question in view of the circumstances leading up to Mr. McKinley's termination by the board of directors.

On July 1, 2004 the Company issued an unsecured note to Richard McKinley the former president for $75,000. The Company is currently in a counterclaim against the former president, and this note is in question in view of the circumstances leading up to Mr. McKinley's termination by the board of directors.

Scott Absher & George LeFevre

In December 2002 Scott Absher and George LeFevre loaned the company $84,475 for start up capital. This note will vest on December 31, 2006.

ITEM 13. EXHIBITS

No.	Exhibit
(3)(i)(a)	Articles of Incorporation as previously filed on form 10-SB
(3)(i)(b)	Articles of Amendment dated September 17, 1984 as previously filed on form 10-SB
(3)(i)(c)	Restated Articles of Incorporation dated 8/7/86 as previously filed on form 10-SB
(3)(i)(d)	Certificate of Amendment to Articles dated 5/26/90 as previously filed on form 10-SB
(3)(ii)	By Laws as previously filed on form 10-SB
(14)	Code of Ethics
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31-1*	Scott Absher - Chief Executive Officer
31-2*	George LeFevre - Chief Financial Officer
Certification Pursuant to Section 902 of the Sarbanes-Oxley Act
32-1*	Scott Absher - Chief Executive Officer
32-2*	George LeFevre - Chief Financial Officer

______________

* Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Spector & Wong, LLP, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $32,500 and $9,500, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

The aggregate fees to be billed by Spector & Wong for professional services to be rendered for tax fees for fiscal years 2004 and 2003 were $750 and $250, respectively.

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTREMETRIX CORPORATION

By: /s/ Scott Absher

Scott Absher, Chief Executive Officer

Date: April 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott Absher	Chief Executive Officer
Scott Absher	and Director	April 6, 2005

/s/ George LeFevre	Chief Financial Officer,
George LeFevre	Secretary and Director	April 6, 2005

ENTREMETRIX CORPORATION

HAROLD Y. SPECTOR, CPA	SPECTOR & WONG, LLP	80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA	Certified Public Accountants	SUITE 723
	1- (888) 584-5577	PASADENA, CA 91101
FAX (626) 584-6447

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of EntreMetrix Corporation

We have audited the accompanying consolidated balance sheets of EntreMetrix Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EntreMetrix Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Spector & Wong, LLP

Pasadena, California

March 25, 2005

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED BALANCE SHEET

December 31, 2004 and 2003

ASSETS
Current Assets	2004	2003
Cash	$ 117,136	$ 60,188
Accounts receivable	9,996	50,153
Other receivable	549	15,223
Prepaid expenses	37,472	4,880
Refundable deposits	-	34,121
Total current assets	165,153	164,565

Property and equipment, net of accumulated depreciation
of $5,678 for 2004 and $9,662 for 2003	10,088	42,855

Other Assets
Deposits	4,945	5,945
Capitalized loan fee, net of accumulated amortization
of $1,272 for 2004 and $333 for 2003	6,710	7,649
Total other assets	11,655	13,594

TOTAL ASSETS	$ 186,896	$ 221,014
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 202,465	$ 320,152
Payroll liabilities	178,289	12,693
Other current liabilities	24,173	24,436
Deferred revenue	-	12,580
Notes payable to related parties, current portion	114,495	109,475
Total current liabilities	519,422	479,336

Notes payable to related parties, net of current portion	159,475	82,857

Stockholders' Deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 2,500 shares authorized, issued and outstanding	-	25
Common stock, $0.001 par value, 300,000,000 shares authorized; 51,590,575 shares issued and outstanding	51,590	-
Paid-in capital	1,663,100	1,491
Deferred consulting and compensation	(1,550,000)	-
Accumulated deficit	(656,691)	(342,695)
Total stockholders' deficit	(492,001)	(341,179)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 186,896	$ 221,014

See notes to consolidated financial statements.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended December 31,	2004	2003
Revenue	$ 10,614,729	$ 6,825,244

Cost and Expenses
Cost of revenue	9,785,957	6,354,669
Selling, general and administrative expenses	1,096,520	680,365
	10,882,477	7,035,034

Operating (loss)	(267,748)	(209,790)

Other Income (Expense)
Interest and other income	146	-
Embezzlement loss	(5,423)	-
Interest expense	(36,168)	(18,178)
Total other income (expenses)	(41,445)	(18,178)

Net (loss) before taxes	(309,193)	(227,968)

Provision for income taxes	800	800

Net (loss)	$ (309,993)	$ (228,768)

Net (loss) per share-Basic and Diluted	$ (0.01)	$ (0.05)

Weighted Average Number of Shares	30,406,832	4,938,115

See notes to consolidated financial statements.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For years ended December 31, 2004 and 2003

	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at December 31, 2002	2,500	$ 25	$ 1,491	$ -	$ (113,927)	$ (112,411)

Net (loss)					(228,768)	(228,768)
Balance at December 31, 2003	2,500	25	1,491		(342,695)	(341,179)

Retirement of shares due
to reverse merger	(2,500)	(25)	(1,491)		1,516	-

Reverse merger with MRGG	4,938,115	4,938			(4,938)	-

Issuance of shares for:
Reverse merger	19,752,460	19,752			(581)	19,171
Deferred consulting	4,900,000	4,900	1,465,100	(1,470,000)		-
Deferred bonuses	8,000,000	8,000	72,000	(80,000)		-
Legal Fees	2,000,000	2,000	18,000			20,000
Officers' compensation	12,000,000	12,000	108,000			120,000

Net (loss)					(309,993)	(309,993)
Balance at December 31, 2004	51,590,575	$ 51,590	$ 1,663,100	$ (1,550,000)	$ (656,691)	$ (492,001)

See notes to consolidated financial statements.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For years ended December 31,	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$ (309,993)	$ (228,768)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation and amortization	7,309	9,634
Issuance shares for services and expenses	140,000	-
Write-off property and equipment	35,071	-
(Increase) Decrease in:
Accounts receivable	40,157	(36,400)
Other receivable	14,674	(12,391)
Prepaid expenses	(32,592)	79,024
Deposits	35,121	(39,421)
Increase (Decrease) in:
Accounts payable and accrued expenses	52,710	149,825
Deferred Revenue	(12,580)	5,444
Net cash flows (used in) operating activities	(30,123)	(73,053)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,674)	(47,917)
Cash increase due to reverse acquisition by EntreMetrix	19,171	-
Net cash flows provided by (used in) investing activities	10,497	(47,917)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from notes payable to related parties	76,574	74,875
Net cash flows provided by financing activities	76,574	74,875

NET INCREASE (DECREASE) IN CASH	56,948	(46,095)

CASH AT BEGINNING OF YEAR	60,188	106,283

CASH AT END OF YEAR	$ 117,136	$ 60,188

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 22,731	$ 5,208
Taxes Paid	-	800

Noncash Investing and Financing Activities:
Issuance of common shares for deferred consulting services	$ 1,470,000	$ -
Issuance of common shares for deferred bonuses	$ 80,000	$ -
Conversion of accrued expenses into notes payable	$ 5,064	$ -
Issuance of common shares for reverse merger	$ 23,174	$ -

See notes to consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

EntreMetrix Corporation, ("EntreMetrix") was incorporated in the state of Nevada on July 17, 2002. EntreMetrix was established to provide human resource management services including payroll processing, workers compensation and payroll tax filings for small to medium size business. The service is a Business Process Outsourcing (BPO).

On February 25, 2004, EntreMetrix entered into a Stock Purchase Agreement with Missouri River and Gold Germ Corp ("MRGG"). It is agreed that MRGG will issue to the shareholder of EntreMetrix 19,752,460 shares of common stock of MRGG in exchange of 100% of the registered and fully paid up capital of EntreMetrix. The closing date of this exchange transaction was March 8, 2004.

As a result of the acquisition, the former shareholder of EntreMetrix holds a majority interest (80%) in the combined entity ("the Company"). Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby EntreMetrix is deemed to have purchased MRGG. However, MRGG remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to March 8, 2004 are those of EntreMetrix. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of EntreMetrix. After acquiring, the Company changed its name to EntreMetrix Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of EntreMetrix Corporation and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation

Use of estimates The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition The Company recognizes revenue when service is rendered, providing that collectibility is reasonably assured. Revenue consists primarily of gross payroll, payroll taxes, workers compensation, benefits, administrative fees and delivery fees. Amounts received prior to the payroll service date are classified as deferred revenue.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Emerging Issues Task Force (EITF) Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company recognizes all amounts billed to its BPO as gross revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's customers pay the Company on a timely basis or at all, and the Company assumes a significant amount of other risks and liabilities as a co-employer of its worksite employees, and employer of its temporary employees, and therefore, is deemed to be a principal in regard to these services.

Accounts Receivable Management of the Company considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Cash Equivalents For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 to 5 years for computer, software and office equipment, and 5 to 7 years for furniture and fixtures.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Effective January 1, 2003, the Company has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company has no federal income tax liability. Instead, the stockholder is liable for individual income taxes on the respective share of the Company's taxable income.

The S-corporation election was terminated upon the reverse merger disclosed in Note 4.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share due to the lack of dilutive items in the Company.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued SFAS No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued a revision to SFAS No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its consolidated financial statements from the adoption of this statement.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. " This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on the Company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or consolidated statements of operations and cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its financial position or results of operations may be adversely impacted.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - ACQUISITION

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
$ 19.171

Supplemental Information for EntreMetrix Inc. (Formerly known as Missouri River and Gold Gem Corp):

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary Balance Sheets

	March 8, 2004	December 31, 2003
Current assets	$ 19,171	$ 33,316
Liabilities	-	-

Net Assets	$ 19,171	$ 33,316

Stockholders' Equity

Stockholders' Equity:	March 8, 2004	December 31, 2003
Preferred stock, $0.001 par value; 100,000,000 shares
authorized; none issued and outstanding	$ -	$ -
Common stock, $0.001 par value; 300,000,000 shares
authorized; 4,962,869 shares issued and outstanding	4,938	4,938
Additional paid-in capital	638,433	634,833
Accumulated deficit	(624,200)	(610,055)

Total stockholders' equity	$ 19,171	$ 29,716

Summary Statements of Operations

	For the Period ended	For the Year Ended
	March 8, 2004	December 31, 2003
Revenue	$ -	$ -
General and administrative expenses	14,145	15,259

Net Loss for the Period	$ (14,145)	$ (15,259)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Computer equipment and software	$ 11,433	$ 49,804
Office equipment and furniture	4,333	2,713
	15,766	52,517
Less: Accumulated Depreciation	(5,678)	(9,662)
Total	$ 10,088	$ 42,855

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Notes Payable to related parties at December 31, 2004 and 2003 consists of the following:

	2004	2003
1.) Payable to a related party, interest accrued
at 8%, due on December 31, 2006	$ 84,475	$ 84,475
2.) Payable to a related party, interest accrued
at 20%, due on April 30, 2005¹	30,000	25,000
3.) Payable to a related party, interest accrued
at 16%, due on December 31, 2005²	79,431	80,522
4.) Payable to a related party, interest accrued
at 6.34%, due on July 1, 2010³	75,000	0
5.) Payable to a related party, term is open	1,233	2,335
6.) Payable to a related party, term is open	3,831	0
	273,970	192,332
Less: current portion	114,495	109,475
Notes payable to related parties, net	$ 159,475	$ 82,857

¹The note is convertible at 70% of the average trading of the three lowest closing bid prices of the Company's common stock within 30 days prior to conversion. The Company agreed to grant the creditor a warrant to purchase 400,000 shares of the Company's common stock at $0.01 per share when the Company becomes public. On April 1, 2004, the creditor agreed to extend the due date to April 30, 2005 by increasing the principal to $30,000. The Company also agreed to grant a new warrant to purchase 400,000 shares of the Company's common stock at $0.24 per share, expiring on April 1, 2009. As of December 31, 2004, none of these warrants were granted.

²The note is convertible at 70% of the average trading of the three lowest closing bid prices of the Company's common stock within 30 days prior to conversion. The Company agreed to grant the creditor a warrant to purchase 150,000 shares of the Company's common stock at $0.01 per share when the Company becomes public. As of December 31, 2004, no warrants were granted. These warrants are disputed.

³The note was signed by the former President on 7/16/04 and carries an interest rate at 16% per annum, which is disputed (see Note 11). The Company continues to accrue interest at 6.34% (2% above average bank prime rate), at which management believe can borrow from the bank.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NET (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For years ended December 31,
	2004	2003
Numerator:
Net (loss)	$ (309,993)	$ (228,768)
Denominator:
Weighted Average of Common Shares	30,406,832	4,938,115
Per share of common stock:
Net (loss) per share-basic and diluted	$ (0.01)	$ (0.05)

NOTE 8 - INCOME TAXES

Provision of income tax consists of a minimum state franchise tax of $800 for each of the year ended December 31, 2004 and 2003.

As of December 31, 2004, the Company has net operating loss carry-forwards, approximately of $150,000 to reduce future taxable income. To the extent not utilized, the carry-forwards will begin to expire through 2024 for federal tax purposes and through 2014 for state tax purposes. The Company's ability to utilize its net operating loss carry-forwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred tax assets as of December 31, 2004 and 2003 consist of the following:

	2004	2003
Tax Benefit on net operating loss carry-forward	$ 64,021	$ -
Tax Benefit on contribution carry-forward	428
Temporary difference in depreciation and amortization	813	-
Less: valuation allowance	(65,262)	-
Net deferred tax assets	$ -	$ -

NOTE 9 - STOCKHOLDERS' EQUITY

Deferred Consulting

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

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004, none of the benchmarks has occurred. The services, valued at $1.47 million, were deferred until the performances commit.

2004 Stock Plan

On September 16, 2004, the Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 7,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company's stock is at least 110% of the market value at date of grant. At December 31, 2004, no stock options or awards were granted.

Deferred Stock Bonuses

In September 2004, the Board of Directors approved the issuance of 2,000,000 unregistered shares of common stock to each of the four employees and entered into a Restricted Stock Bonus Agreement with each of these employees. Each Restricted Stock Bonus Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the employee does not meet the vesting conditions pursuant to the Agreement by December 31, 2005, then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2005 shall be automatically rescinded and cancelled. Each employee may vote the stock received to the extent any unvested shares are rescinded and cancelled.

As of December 31, 2004, none of the vesting conditions has occurred and no shares were vested. The compensations, valued at $80,000, were deferred until the restricted shares vest.

Shares for Debt Agreement

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

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - MAJOR CUSTOMER

During the year ended December 31, 2004, three major customers accounted for $4,654,940 or 44% of total revenue.

During the year ended December 31, 2003, one major customer accounted for $3,764,629 or 55% of total revenue.

NOTE 11 - LEASE COMMITMENTS

The Company leases office facilities on a month-to-month basis for $5,355 per month. Rent expenses for the years ended December 31, 2004 and December 31, 2003 were $64,174 and $45,396 respectively.

NOTE 12 - PENDING LITIGATION

On August 19, 2004, a civil complaint for breach of contract, declaratory relief, fraud, rescission and appointment of a receiver was filed against the Company with Superior Court of the State of California for the County of Orange. The complaint was filed by the former president of the Company who was terminated by the Board of Directors on August 3, 2004 for misappropriation of assets. The Board of Directors also cancelled the shares issued to the former president in connection with the reverse merger as disclosed in Note 4. The court denied a broad temporary restraining order, but granted a limited order. Under the limited order, the Company may not cancel the former president's stocks, issue new stock without the Court's consent, or incur any expenditure, liability, obligation or issue any check, draft or other instrument unless such instrument bears the signature of the former president as wells as an officer or director of the Company. The limited order has expired; the Company is allowed to issue new stock, incur any expenditure, liability, obligation or issue any check, draft or other instrument except to cancel the former president's stocks. The Company filed a counter claim alleging that the former president had no legal right for 66% of those shares or 13,036,742 shares which would be used for future acquisitions and corporate endeavors pursuant to an oral agreement. The Company also alleged the former president for breach of fiduciary duty and misappropriation of the Company's assets. The Company believes that the complaint is without merit and intends to defend the action vigorously.

NOTE 13 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that enterprises to disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - TERMINATION OF BUSINESS COMBINATION

In March 2003, the Company announced to be acquired by a subsidiary of Kaire Holding, Inc. ("Kaire"), a publicly-held company, for $2,750,000. The acquisition was reversed and unwound on February 25, 2004.

NOTE 15 - SETTLEMENT OF ACCOUNTS RECEIVABLE

On March 9, 2004, the Company entered into an agreement with a client to purchase 4,500,000 shares of ABED common stock to satisfy a portion of the Accounts Receivable owning by the Company. The purchase price for the shares shall be the cancellation of a portion of the retained liabilities in the amount of $30,000. The transaction was cancelled in the second quarter. The Company did not receive any stocks. The account of $50,153 was written-off.

NOTE 16 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2004.