Form 10QSB
period 2005-03-31
ENTREMETRIX CORP
filed 2005-05-18
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005	Commission file number 000-33109

ENTREMETRIX CORPORATION

Nevada	81-0444479
(State or other jurisdiction of	(I.R.S. Employer Identification No)
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

Yes     X         No _______

As of March 31, 2005, the number of shares outstanding of the registrant's only class of common stock was 51,590,575.

Transitional Small Business Disclosure Format (check one): Yes _____ No      X

EntreMetrix Corporation

Table of Contents

PART I - FINANCIAL INFORMATION

Except as otherwise noted in this report, "EntreMetrix," the "Company," "we," "us" and "our" collectively refer to EntreMetrix Corporation and its wholly-owned subsidiaries.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2005 and 2004

ASSETS
Current Assets	2005	2004
Cash	$ 127,614	$ 219,563
Accounts receivable	6,505	50,153
Other receivable	-	1,712
Prepaid expenses	21,439	8,105
Refundable deposits	-	45,041
Total current assets	155,558	324,574

Property and equipment, net of accumulated depreciation of $7,672 for 2005 and $12,780 for 2004	8,094	43,611

Other Assets
Deposits	4,945	5,945
Capitalized loan fee, net of accumlated amortization of $1,506 for 2005 and $567 for 2004	6,476	7,415
Total other assets	11,421	13,360

TOTAL ASSETS	$ 175,073	$ 381,545
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 186,579	$ 376,644
Payroll liabilities	182,493	-
Accrued Expenses	48,130	73,520
Deferred revenue	-	159,261
Notes payable to related parties, current portion	114,495	109,475
Total current liabilities	531,697	718,900

Notes payable to related parties, net of current portion	159,475	82,948

TOTAL LIABILITIES	691,172	801,848

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized; 51,590,575 and 4,962,869 shares issued and outstanding in 2005 and 2004, respectively	51,590	4,938
Common stock to be issued	-	19,752
Paid-in capital	1,663,100	-
Deferred consulting and compensation	(1,550,000)	-
Accumulated deficit	(680,789)	(444,993)
Total stockholders' deficit	(516,099)	(420,303)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 175,073	$ 381,545

See noted to interim unaudited consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)
CONSOLIDATED STATEMENTS OPERATIONS (UNAUDITED)

For the three months ended March 31,	2005	2004
Revenue	$ 2,134,053	$ 1,993,001

Cost and Expenses
Cost of revenue	2,026,846	1,921,153
Selling, general and administrative expenses	122,704	163,654
	2,149,550	2,084,807

Operating loss	(15,497)	(91,806)

Other Income (Expense)
Interest and other income	61	41
Interest expense	(7,863)	(5,730)
Total other income (expenses)	(7,802)	(5,689)

Net loss before taxes	(23,299)	(97,495)

Provision for income taxes	800	800

Net loss	$ (24,099)	$ (98,295)

Net loss per share-Basic and Diluted	$ (0.00)	$ (0.02)

Weighted Average Number of Shares	51,590,575	4,938,115

See noted to interim unaudited consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31,	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (24,099)	$ (98,295)
Adjustments to reoncile net loss to net cash provided by
operating activities:
Depreciation and amortization	2,229	3,352
(Increase) Decrease in:
Accounts receivable	3,491	-
Other receivable	549	13,511
Prepaid expenses	16,033	(3,225)
Deposits	-	(10,920)
Increase (Decrease) in:
Accounts payable and accrued expenses	12,275	92,883
Deferred Revenue	-	146,681
Net cash flows provided by operating activities	10,478	143,987

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,874)
Cash increase due to reverse acquisition by Entremetrix		19,171
Net cash flows used in investing activities	-	15,297

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Officers' Loan	-	91
Net cash provided by financing activities	-	91

NET INCREASE DECREASE IN CASH	10,478	159,375

CASH AT BEGINNING OF PERIOD	117,136	60,188

CASH AT END OF PERIOD	$ 127,614	$ 219,563

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 1,000	$ 3,532
Taxes Paid	$ -	$ 800

See noted to interim unaudited consolidated financial statements

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

Presentation of Interim Information: The accompanying consolidated financial statements as of March 31, 2005 and 2004, for the three months ended March 31, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2005 and 2004, for the three months ended March 31, 2005 and 2004 have been made. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of EntreMetrix Corporation. and its subsidiaries after elimination of all inter-company accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

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

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)
NOTES

NOTE 2 - ACQUISITION (continued)

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

NOTE 3 - MAJOR CUSTOMERS

During the three months ended March 31, 2005, two major customers accounted for $568,641 or 26.5% of total revenues.

During the three months ended March 31, 2004, three major customers accounted for $854,997 or 42.9% of total revenue.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)
NOTES

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at March 31, 2005 and 2004 consist of:

	For Three Months Ended March 31,
	2005	2004
Accrued Interest Expenses	$ 29,804	$ 10,139
Accrued Payroll Liabilities	-	49,424
Accrued Professional Expenses	13,000	-
Accrued Other Expenses	5,326	13,957
Total	$ 48,130	$ 73,520

NOTE 5 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months ended
	March 31,
	2005	2004
Numerator:
Net Loss	$ (23,299)	$ (91,659)
Denominator:
Weighted Average Number of Shares	51,590,575	4,938,115

Net loss per share-Basic and Diluted	$ (0.00)	$ (0.02)

As the Company incurred net losses for the three months ended March 31, 2005 and 2004, the effect of dilutive securities totaling 3,908,250 and 539,340 equivalent shares, respectively, has been excluded from the calculation of dilutive net loss per share because their effects were anti-dilutive.

NOTE 6 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of March 31, 2005.

NOTE 7 - SEGMENT INFORMATION

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

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)
NOTES

NOTE 8 - PENDING LITIGATION

On August 19, 2004, a civil complaint for breach of contract, declaratory relief, fraud, rescission and appointment of a receiver was filed against the Company with Superior Court of the State of California for the County of Orange. The complaint was filed by the former president of the Company who was terminated by the Board of Directors on August 3, 2004 for misappropriation of assets. The Board of Directors also cancelled the shares issued to the former president in connection with the reverse merger as disclosed in Note 2. The court denied a broad temporary restraining order, but granted a limited order. Under the limited order, the Company may not cancel the former president's stocks, issue new stock without the Court's consent, or incur any expenditure, liability, obligation or issue or issue any check, draft or other instrument unless such instrument bears the signature of the former president as well as an officer or director of the Company. The limited order has expired; the Company is allowed to issue new stock, incur any expenditure, liability, obligation, or issue any check, draft or any instrument except to cancel former president's stocks. The Company filed a counter claim alleging that the former president had no legal right for 66% of those shares or 13,036,742 shares which would be used for future acquisitions and corporate endeavors pursuant to an oral agreement. The Company also alleged the former president for breach of fiduciary duty and misappropriation of the Company's assets. The parties are currently negotiating a legal settlement.

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

Results of Operations

Quarter Ended March 31, 2005 Compared with Quarter Ended March 31, 2004

Revenues

We had total revenues of $2,134,053 and $1,993,001 from our BPO business for the three month period ended March 31, 2005, and 2004 respectively. The increase in revenue of $141,052 is attributable primarily to the continued sales growth of the company and an increase in our profit margins for new clients.

Cost of Sales\

We incurred total costs of BPO services of $2,026,846, and $1,921,153 for the three month period ended March 31, 2005, and 2004 respectively. The increase in our cost of sales of $105,693 was primarily attributable to the fixed costs related to an increase in revenues for the same 3 month period last year. In addition the unemployment tax rates for California went up 2% which directly affects the company's Cost of Sales.

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

Operating Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2005 and 2004 were $122,704 and $163,654, respectively. These expenses consist primarily of salaries and related costs for executive, sales, finance and other administrative personnel, and the cost of facilities and related spending. The decrease in operating expenses of $40,950 was primarily attributable to a decrease in staff payroll expense. In 2005 staff payroll expense was approximately $60,000, and in 2004 it was approximately $112,000. The decrease of $52,000 in staff payroll expense by the company is attributable to officers not receiving cash compensation for their positions in the company, which was not the case the prior year. We have also experienced a decrease in professional commissions of approximately $4,000 and a decrease in automobile expense of approximately $2,000 over the prior year period. These decreases were offset in part by a increase in computer hosting and maintenance of approximately $6,400 and a increase in accounting expenses of $3,400. The increase in Computer hosting and maintenance was due to a accounting system change from one application to the same application that our HR services are rendered. Also our accounting expenses increased due to our fixed quarterly and annual fees related to our financial audits and reviews. We continue to reinvest in our sales growth.

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

Net Loss

Our net loss for the three months ended March 31, 2005 was $24,099, as compared to a net loss of $98,295 for the comparative period in 2004. Our decrease in net loss is primarily attributed to sales growth of new client and a realignment of wages on the operations side of our business. Additionally, we have adjusted our margins on new business to levels slightly higher whenever possible.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At March 31, 2005, we had a working capital deficit of $376,139, resulting primarily from our regular client payroll cycle and its related float and tax liabilities.

Net cash provided by operating activities was $10,478 for the first quarter of 2005 and resulted primarily from a decrease in prepaid expenses of approximately $16,033, and a decrease in accounts receivable of approximately $3,491. The decreases in cash flow from operating activities for the first quarter of 2005 were offset by an increase in accounts payable and accrued expenses of approximately $12,275.

Net cash provided in investing activities was $0 for the first quarter of 2005.

Net cash from financing activities was $0 for the first quarter of 2005.

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

We have two major unrelated customers, which represent approximately of our total revenues for the three month ended March 31, 2005. Our dependence on these key customers means that the loss of these key customers or any reduction in their work orders would materially reduce our revenues. We expect that sales of our services to these key customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by these key customers could harm our business, financial condition and results of operations.

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

There were no notifications filed on Form 8-K during the three months ended March 31, 2005

[Signature Page Follows.]

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTREMETRIX CORPORATION

Dated: May 17, 2005, 2005	By: /s/ Scott W. Absher
Scott W. Absher, President