Form 10QSB
period 2005-06-30
ENTREMETRIX CORP
filed 2005-08-16
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005	Commission file number 000-33109

ENTREMETRIX CORPORATION

Nevada	81-0444479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

18101 Von Karman Avenue, Suite 330

Irvine, California 92612

(Address of Principal Executive Offices)

(888) 798-9100

(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No ____

As of June 30, 2005, the number of shares outstanding of the registrant’s only class of common stock was 44,740,575.

Transitional Small Business Disclosure Format (check one): Yes ____ No     X

EntreMetrix Corporation

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Except as otherwise noted in this report, “EntreMetrix,” the “Company,” “we,” “us” and “our” collectively refer to EntreMetrix Corporation and its wholly-owned subsidiaries.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2005 and 2004

ASSETS
	June 30,
Current Assets	2005	2004
Cash	$ 172,696	$ 174,631
Accounts Receivable	19,315	-
Other Receivable	-	928
Prepaid Expenses	27,814	5,797
Refundable Deposits	-	51,220
Total Current Assets	219,825	232,576

Property and equipment, net of accumulated depreciation
of $9,666 for 2005 and $18,510 for 2004	6,099	37,880

Other Assets
Deposits	4,945	1,571
Capitalized loan fee, net of accumulated amortization
of $1,741 for 2005 and $802 for 2004	6,241	7,180
Total Other Assets	11,186	8,751

TOTAL ASSETS	$ 237,110	$ 279,207
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 192,612	$ 276,152
Payroll Liabilities	151,927	-
Accrued Expenses	153,275	50,115
Deferred Revenue	67,803	73,905
Notes Payable to Related Parties, Current Portion	230,667	120,071
Total current liabilities	796,284	520,243

Notes Payable to Related Parties, Net of Current Portion	299,847	76,344

TOTAL LIABILITIES	1,096,131	596,587

Stockholders' Deficit
Common Stock, $0.001 par value, 300,000,000 shares authorized;
44,740,575 and 29,590,575 shares issued and outstanding in
2005 and 2004, respectively	44,740	29,590
Paid-in Capital	1,610,710	1,465,100
Deferred Consulting and Compensation	(1,550,000)	(1,470,000)
Accumulated Deficit	(964,471)	(342,070)
Total Stockholders' Deficit	(859,021)	(317,380)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 237,110	$ 279,207

See notes to interim unaudited consolidated financial statements	1

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For three months ended		For six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$ 1,971,714	$ 2,723,161	$ 4,105,767	$ 4,716,162

Cost of Revenues	1,856,780	2,337,740	3,883,626	4,258,893

Gross Profit	114,934	385,421	222,141	457,269

Selling, General and Administrative Expenses	387,485	266,342	510,189	429,996

Operating Income (Loss)	(279,153)	119,079	(294,650)	27,273

Other Income (Expenses):
Interest and Other Income	1	-	62	46
Interest Expense	(4,530)	(14,647)	(12,395)	(20,377)
Total Other Income (Expenses)	(4,529)	(14,647)	(12,333)	(20,331)

Net Income (Loss) before Income Taxes	(283,682)	104,432	(306,982)	6,942

Provision for Taxes	-	-	800	800

Net Income (Loss)	$ (283,682)	$ 104,432	$ (307,782)	$ 6,142

Net Income (Loss) per share, Basic and Diluted	$ (0.01)	$ 0.00	$ (0.01)	$ 0.00

Weighted Average Number of Shares	51,023,908	29,590,575	51,307,242	17,264,346

See notes to interim unaudited consolidated financial statements	2

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June,	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (307,782)	$ 6,142
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in)
Operating Activities:
Depreciation and Amortization	4,458	5,444
Issuance of Stocks for Services	120,000	-
(Increase) Decrease in:
Accounts Receivable	(9,319)	50,153
Other Receivable	549	14,295
Prepaid Expenses	9,658	(917)
Deposits	-	(12,725)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	105,637	(32,528)
Deferred Revenue	67,803	61,325
Net Cash Flows Provided by (Used in) Operating Activities	(8,996)	91,189

CASH FLOW FROM INVESTING ACTIVITIES
Cash Increase Due to Reverse Acquisition by Entremetrix	-	19,171
Net Cash Flows Provided by Investing Activities	-	19,171

CASH FLOW FROM FINANCING ACTIVITIES
Repayment to Related Parties	(49,444)	-
Proceeds from Related Party Loan	114,000	4,083
Net Cash Provided by Financing Activities	64,556	4,083

NET INCREASE IN CASH	55,560	114,443

CASH AT BEGINNING OF PERIOD	117,136	60,188

CASH AT END OF PERIOD	$ 172,696	$ 174,631

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 12,395	$ 9,568
Noncash Investment and Financing Activities:
Issuance of Common Shares for Deferred Consulting Services	$ -	$ 1,470,000
Addition of Debt to Retire Common Shares and Accrued Interest	$ 191,988	$ -

See notes to interim unaudited consolidated financial statements	3

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: EntreMetrix Corporation, (“EntreMetrix”) was incorporated in the state of Nevada on July 17, 2002. EntreMetrix was established to provide human resource management services including payroll processing, workers compensation and payroll tax filings for small to medium size business. The service is a BPO (Business Process Outsourcing).

On February 25, 2004, EntreMetrix entered into a Stock Purchase Agreement with Missouri River and Gold Germ Corp (“MRGG”). It is agreed that MRGG will issue to the owner of EntreMetrix 19,752,460 shares of common stock of MRGG in exchange of 100% of the registered and fully paid up capital of EntreMetrix. The closing date of this exchange transaction was March 8, 2004.

As a result of the acquisition, the former owner of EntreMetrix holds a majority interest (80%) in the combined entity (“the Company”). Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby EntreMetrix is deemed to have purchased MRGG. However, MRGG remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to March 8, 2004 are those of EntreMetrix. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of EntreMetrix. After acquiring, the Company changed its name to EntreMetrix Corporation.

Presentation of Interim Information: The accompanying consolidated financial statements as of June 30, 2005 and 2004, for the three and six months ended June 30, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2005 and 2004, for the three and six months ended June 30, 2005 and 2004 have been made. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of EntreMetrix Corporation. and its subsidiaries after elimination of all inter-company accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 – ACQUISITION

Pursuant to terms of a Stock Purchase Agreement dated February 25, 2004, the Company purchased all of the issued and outstanding shares of EntreMetrix in consideration for the issuance of 19,752,460 shares of the Company’s common stock to the shareholder of EntreMetrix.

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

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION (continued)

Details of the net liabilities acquired at book value at the acquisition dates are as follows:

Current assets	$19,171
Less: Current liabilities	-
$19.171

Supplemental Information for EntreMetrix Inc. (Formerly known as Missouri River and Gold Gem Corp):

Summary Balance Sheets

	March 8, 2004	December 31, 2003
Current assets	$ 19,171	$ 33,316
Liabilities	-	-

Net Assets	$ 19,171	$ 33,316

Stockholders’ Equity

Stockholders' Equity:	March 8, 2004	December 31, 2003
Preferred stock, $0.001 par value; 100,000,000 shares
authorized; none issued and outstanding	$ -	$ -
Common stock, $0.001 par value; 300,000,000 shares
authorized; 4,962,869 shares issued and outstanding	4,938	4,938
Additional paid-in capital	638,433	634,833
Accumulated deficit	(624,200)	(610,055)

Total stockholders' equity	$ 19,171	$ 29,716

Summary Statements of Operations

	For the Period ended	For the Year Ended
	March 8, 2004	December 31, 2003
Revenue	$ -	$ -
General and administrative expenses	14,145	15,259

Net Loss for the Period	$ (14,145)	$ (15,259)

NOTE 3 – MAJOR CUSTOMERS

Revenues from the two major customers for the three months ended June 30, 2005 and 2004 were $587,034 and $1,059,329 or 30% and 40% of total revenue, respectively. Revenues from the two major customers for the six months ended June 30, 2005 and 2004 were $1,146,734 and $1,544,156 or 28% and 34% of total revenue, respectively.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at June 30, 2005 and 2004 consist of:

	For Six Months Ended June 30,
	2005	2004
Accrued Interest Expenses	$ 18,741	$ 14,258
Accrued Other Expenses	132,934	32,743
Accrued Income Tax	1,600	3,114
Total	$ 153,275	$ 50,115

NOTE 5 – BRIDGE LOAN AGREEMENT

On May 20, 2005, the Company entered into a Bridge Loan Agreement with Infinity Capital Partners, LLC (“ICP”, a related party), to borrow funds up to $250,000. Interest is payable monthly at 12% per annum. As of June 30, 2005, the amount drawn against the loan was $114,000. The loan is unsecured and due on December 15, 2005.

The Company agreed to issue 3,500,000 shares of the Company’s common stock to ICP if the Company fails to raise additional $200,000 in funding from outside lender prior to December 15, 2005. The Company also granted 1,500,000 warrants to ICP for the consideration for the loan. The warrants have an exercise price of $0.10 and expire in two years.

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income (Loss)	$ (283,682)	$ 104,437	$ (307,782)	$ 6,942
Denominator:
Weighted Average Number of Shares	51,023,908	29,590,575	51,307,242	17,264,346

Net income (loss) per share-Basic and Diluted	$ (0.01)	$ 0.00	$ (0.01)	$ 0.00

Approximately, 1,500,000 shares outstanding stock warrants were excluded from the calculation of diluted earnings per share for three and six months ended June 30, 2005 because the exercise price of the stock warrants was greater than the average share price of the common stock and, therefore, the effect would have been antidilutive. The Company had no dilutive items as of June 30, 2004.

NOTE 7 – SEGMENT INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LITIGATION SETTLEMENT

On May 23, 2005, the Company entered into a settlement agreement with the former president and his wife to discontinue the civil complaint against the Company. The Company agreed to pay a sum of $350,000 to the former president who, in return, agreed to file a dismissal of the entire action, with prejudice, as to all defendants identified in the agreement, returned the remaining 18,850,000 shares of the Company’s common stock and all property and documents still in their control and possession, and forgave any notes and accrued interest owed by the Company to him. The settlement is payable over thirty-six (36) months with the first payment due on June 1, 2005, without any interest accrued to the unpaid balance, and secured by personal promissory note by both the CEO and the CFO of the Company. The Company also agreed to file a dismissal of the cross-complaint against the former president and his wife.

The Company accounts for these transactions using a constructive retirement approach and charged the excess of the net settlement amount over the par value to paid-in capital.

Settlement amount	$ 350,000
Less: Forgiven notes payable	158,011
Less: Forgiven accrued interest	12,748
Net settlement amount	179,241
Par value of returned 18,850,000 shares	(18,850)
Excess of settlement amount over
over par value charged to paid-in capital	$ 160,391

NOTE 9 – RELATED PARTY TRANSACTIONS

On April 1, 2005, the Board of Directors of the Company ratified and approved the issuance of 6,000,000 unregistered shares of common stock to each of the Company’s CEO and CFO, and the Company entered into a shares for Debt Agreement with each of them on the same date. The consideration received by the Company consisted of $60,000 in services rendered by each of the two officers during the period from January 1, 2005 through March 31, 2005, and a full release from any other claims for compensation relating to such period.

NOTE 10 – SUBSEQUENT EVENT

On July 8, 2005, the Board of Directors authorized the Company to buy back the company’s shares of its common stock. Such purchases would be made from time to time based upon the market price of the Company’s stock and authorized for a twelve-month period beginning July 8, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual Form 10-KSB. All statements made herein, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that the Company expects or anticipates will occur in the future, including such things as expansion and growth of operations and other such matters, are forward-looking statements. These statements represent the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “could be,” “plans,” “estimates,” and “potential,” among others. Any one or a combination of factors could materially affect the Company’s operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing, creditor actions, and conditions in the capital markets. Forward-looking statements made by the Company are based on knowledge of the Company’s business and the environment in which the Company currently operates. Because of the factors listed above, as well as factors beyond the Company’s control, actual results may differ from those in the forward-looking statements.

Overview

We were originally incorporated as McGinnis-Powell & Sons, Inc., under the laws of the State of Montana on July 29, 1983. Our corporate name was changed to “Missouri River Gold and Gem Corp.” in September of 1984. In 1985, we conducted a public offering of our common stock pursuant to a Regulation A exemption from registration under the Securities Act of 1933. Proceeds of the offering were used to acquire equipment and search for commercial quantities of quality gemstones and gold along six thousand feet of the Missouri River, which was leased from the State of Montana. No commercial quantities of gold or gems were found.

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

We provide Business Processing Outsourcing, or BPO, services for small businesses. Our core business involves providing employee-related administration to small business owners, handling such operations as payrolls, benefits and insurance, and regulatory filing, as well as overall human resources, or HR, guidance as the client’s “Administrative Employer.” We also provide financial guidance in areas of treasury management and capital formation for small business clients. Our sales and marketing efforts are targeted towards small business owners with fewer than 100 employees, which are dedicated to growth but are often times hindered by operational and capital challenges. We market ourselves directly to small business owners primarily using our sales staff but occasionally accept inquiries from brokers or other intermediaries.

We believe our “Administrative Employer” services allow small business owners to outsource the employee-related administrative and regulatory duties in order to concentrate on their core business competencies and growth. Generally, we provide our “Administrative Employer” services to our clients on an annual contract basis. The services related to employee administration, payroll, taxes and benefits are bundled with our fee and invoiced to our clients each pay period. We deliver our invoice and payroll to our clients the day before the client’s “pay day”. This practice differs from the “Administrative Employer” or the payroll service industry, which generally invoices and demands payment prior to payroll delivery. Our practice, however, creates a collection risk from our small business clients. To minimize this risk, we extend the “payroll float” to clients we determined to be credit worthy, although there is no assurance that our determination is accurate, or that our efforts to reduce such risks would be successful. Our extension of credit to certain of our clients requires us to demand a higher profit margin than is common to the “Administrative Employer” industry to compensate us for this higher level of risk. This risk of collection, from time to time, creates a working capital deficit for us, which may materially affect our business operations and finances. For clients who we determine are not credit worthy, we will require either payment in advance or cash on delivery upon rendering of our services, similar to the standard practice of the “Administrative Employer” and payroll service industry for all clients.

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

Results of Operations

Quarter Ended June 30, 2005 Compared with Quarter Ended June 31, 2004

Revenues

We had total revenues of $1,971,714 and $2,723,161 from our BPO business for the three month period ended June 30, 2005, and 2004 respectively. The decrease in revenue of $751,447 is attributable primarily to the loss of old clients and a small increase in new clientele. This can be directly attributed to the litigation process with the former president for the past three quarters. As a result time and monetary resources were focused on litigation, and taken away from the company’s growth. In addition clients left for unforeseen reasons, such as increases in monetary requirement made by State Fund of California for workers compensation policies.

Cost of Sales

We incurred total costs of BPO services of $1,856,780, and $2,337,740 for the three month period ended June 30, 2005, and 2004 respectively. The decrease in our cost of sales of $480,960 was primarily attributable to the fixed costs related to a decrease in revenues for the same 3 month period last year.

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

Operating Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2005 and 2004 were $387,485 and $266,342, respectively. These expenses consist primarily of salaries and related costs for executive, sales, finance and other administrative personnel, and the cost of facilities and related spending. The increase in operating expenses of $121,143 was primarily attributable to an increase in staff payroll expense. In 2005 staff payroll expense was approximately $296,000, and in 2004 it was approximately $92,000. The increase of $204,000 in staff payroll expense by the company is attributable to officers receiving restricted shares of the company in exchange for accrued officer salaries, by not receiving cash compensation for their positions in the company. We have also experienced an increase in rent of approximately $8,000 over the prior year period. The rent increase is attributable to larger office space needed to continue the growth of the company. In addition Amortization and Trade show expenses increased approximately $14,000 and $3,000 respectively compared to the prior year period. These increases were offset in part by a decrease in bad debt of approximately $50,000 and a decrease in and automobile expense of $4,500.

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

Net Loss

Our net loss for the three months ended June 30, 2005 was $283,682, as compared to a net income of $104,432 for the comparative period in 2004. Our increase in net loss of $388,114 is primarily attributed to the increase in salary and wages, and a decrease in sales growth compared to the same period in 2004

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenues

We had total revenues of $4,105,767 and $4,716,162 from our BPO business for the six month period ended June 30, 2005, and 2004 respectively. The decrease in revenue of $610,395 is attributable primarily to the loss of old clients and a small increase in new clientele. This can be directly attributed to the litigation process with the former president for the past three quarters. As a result time and monetary resources were focused on litigation, and taken away from the company’s growth. In addition clients left for unforeseen reasons, such as increases in monetary requirement made by State Fund of California for workers compensation policies.

Cost of Sales

We incurred total costs of BPO services of $3,883,626, and $4,258,893 for the six month period ended June 30, 2005, and 2004 respectively. The increase in our cost of sales of $375,267 was primarily attributable to the fixed costs related to a decrease in revenues for the same 6 month period last year.

Operating Expenses

Selling, general and administrative expenses for the six month period ended June 30, 2005 and 2004 were $510,189 and $429,996, respectively. The increase in expenses of $80,193 was primarily attributable to general operating costs associated with the expansion of our company, including an increase of salary and wages of approximately $164,000 and rent expenses of approximately $7,000 over the prior year period. Furthermore an increase of $14,600 in professional fees which primarily includes Accounting, Legal, Commissions, and Stock related expenses. These increases were partly overset by a decrease in bad debt expense of approximately $50,000 compared to same period in 2004.

Net Income

Our net loss for the six months ended June 30, 2005 was $294,650, as compared to a net income of $27,273 for the comparative period in 2004. Our decrease in net income of $321,923 was primarily attributed to the increase in salary and wages, and a decrease in sales growth compared to the same period in 2004:

Liquidity and Capital Resources

 Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At June 30, 2005, we had a working capital deficit of $576,459, resulting primarily from our regular client payroll cycle and its related float and tax liabilities. In addition our current liabilities increased due to a note payable resulting from the settlement agreement with the former president of the Company.

Net cash provided by operating activities was negative $8,996 for the second quarter of 2005 and resulted primarily from the issuance of stocks for services of $120,000 and an increase in accounts payable and accrued expenses of approximately $105,637. In addition there was an increase in deferred revenue, which was slightly offset by an increase in Accounts Receivable of $9,319.

Net cash provided in investing activities was $0 for the second quarter of 2005.

Net cash from financing activities was $64,556 for the second quarter of 2005. The financing activities were a result of proceeds from a related party loan of $114,000, and the repayment of loans of $49,444.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Income Taxes. We utilize Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Expense Recognition. We recognize direct costs at the payroll date (at the same time as the revenue recognition). The direct costs include gross payroll, payroll taxes, worker’s compensation and delivery fees.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the prior quarter includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing. We cannot provide any assurances, however, that we will be successful in our efforts.

Our quarterly operating results are subject to significantly fluctuation and are not necessarily indicative of future performance for any particular period.

Quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a material adverse effect on our results of operations. The factors include: the timing of services announcements and subsequent introductions of new or enhanced services by us and by our competitors, the market acceptance of our services, changes in our prices and in our competitors’ prices, the timing of expenditures for staffing and related support costs, the extent and success of advertising, and changes in general economic conditions.

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

The markets for our products and services are highly competitive and rapidly changing. Some of our current and prospective competitors have significantly greater financial, technical, marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: the frequency and success of service introductions by us and by our competitors, the selling prices of our services and of our competitors’ services, our ability to provide quality services to our customers and the abilities of our competitors to provide same or better services, our marketing abilities and the marketing abilities of our competitors, and the quality of customer support offered by us and by our competitors.

Increases in health insurance premiums, unemployment taxes and workers’ compensation rates will have a significant effect on our future financial performance.

Health insurance premiums, state unemployment taxes, and workers’ compensation rates are, in part, determined by our claims experience, and comprise a significant portion of our direct costs. We employ risk management procedures in an attempt to control claims incidence and structure our benefits contracts to provide as much cost stability as possible. However, should we experience a large increase in claims activity, the unemployment taxes, health insurance premiums, or workers’ compensation insurance rates we pay could increase. Our ability to incorporate such increases into service fees to clients is generally constrained by contractual agreements with our clients. Consequently, we could experience a delay before such increases could be reflected in the service fees we charge. As a result, such increases could have a material adverse effect on our financial condition or results of operations.

We carry substantial liability for worksite employee payroll and benefits costs.

Under our client service agreements, we become a co-employer of worksite employees and we assume the obligations to pay the salaries, wages, and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as a principal, not merely as an agent of the client company. Our obligations include responsibility for (1) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to us of the associated service fee; and (2) providing benefits to worksite employees even if the costs incurred by us to provide such benefits exceed the fees paid by the client company. If a client company does not pay us, or if the costs of benefits provided to worksite employees exceed the fees paid by a client company, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on the Company’s financial condition or results of operations.

The maintenance of health and workers’ compensation insurance plans that cover worksite employees is a significant part of our business.

The current health and workers’ compensation contracts are provided by vendors with whom we have an established relationship, and on terms that we believe to be favorable. While we believe that replacement contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard.

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

By entering into a co-employer relationship with employees assigned to work at client company locations, we assume certain obligations and responsibilities or an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act (“ERISA”) and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as “Administrative Employers” and the definition of “employer” under these laws is not uniform. Additionally, some of the states in which we operate have not addressed the “Administrative Employer” relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to our “Administrative Employer” relationship with our worksite employees in a manner adverse to the Company, such an application could have a material adverse effect on the Company’s financial condition or results of operations.

Laws vary from state to state relating to the regulation of the “Administrative Employer,” but generally provide for monitoring the fiscal responsibility of “Administrative employer” and, in some cases, codify and clarify the co-employment relationship for unemployment, workers’ compensation, and other purposes under state law. There can be no assurance that we will be able to satisfy licensing requirements of other applicable relations for all states. Additionally, there can be no assurance that we will be able to renew our licenses in all states.

We are dependent upon two major unrelated customers for a significant percentage of our sales, and the lose of these key customers would materially reduce our revenues.

We have two major unrelated customers, which represent approximately 65% of our total revenues for the six months ended June 30, 2005. Our dependence on these key customers means that the loss of these key customers or any reduction in their work orders would materially reduce our revenues. We expect that sales of our services to these key customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by these key customers could harm our business, financial condition and results of operations.

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

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our shareholders’ ability to sell shares of our common stock.

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders’ ability to sell shares of our common stock.

Because our stock is considered a penny stock, any investment in our stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Trading of our common stock is conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

The Securities and Exchange Commission adopted regulations that generally define a “penny stock” as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the NASDAQ and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a “penny stock.” Our common stock does constitute a penny stock because our common stock has a market price less than $5.00 per share and our common stock is not quoted on Nasdaq. As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market may be limited. As a result, the market liquidity for our common stock is adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which may negatively affect the market for our common stock. Furthermore, this lack of liquidity also may make it more difficult for us to raise capital in the future.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d –15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

As a result of Mr. McKinley’s termination and other events, pursuant to a unanimous written consent of our board of directors, dated August 5, 2004, our board of directors then authorized the cancellation of all 19,752,460 shares of our common stock issued in the name of Mr. McKinley in connection with the acquisition of EnStruxis, Inc. Mr. McKinley had agreed with EntreMetrix Corporation that these shares were to stand in his name with the understanding that all but 2,450,000 of the shares would be used by EntreMetrix Corporation for future acquisitions, thereby allowing us to proceed with future acquisitions without the need to dilute the holdings of our current shareholders. Our board authorized the issuance of a new share certificate in the name of Mr. McKinley for 2,450,000 shares of our common stock. The 2,450,000 shares to be issued to Mr. McKinley represent the actual number of shares of our common stock to be intended to be held by Mr. McKinley after completed the contemplated acquisitions. We intend to fund any future acquisitions through the issuance of new shares of our common stock or through other forms of consideration as determined by our board in the exercise of its business judgment.

Subsequently to the foregoing events, Mr. McKinley, though his legal counsel, has taken the position that he owns all of the shares issued in his name in connection with the EnStruxis acquisition and has demanded a return of the shares. Mr. McKinley is also demanding that a shareholder’s meeting be convened to consider, among other things, the removal of one or more of our current directors. As of the date of this filing, Mr. McKinley has not initiated any litigation on this matter. The demand for a shareholder’s meeting was sent to our board for consideration on August 12, 2004. Our board has not had sufficient time and opportunity to consider and respond to Mr. McKinley’s demand for a shareholders meeting.

A subsequent settlement agreement was reached by all parties for the termination of the civil case and mutual release of liability for all parties. For good and valuable consideration of payment to Richard McKinley by EntreMetrix Corporation of the total sum of $350,000.00 , to be paid over thirty-six (36) months with the first payment due on June 1, 2005, and without any interest accrued to the unpaid balance, and secured by personal promissory note by both Scott Absher and George Lefevre, McKinley, will, file a dismissal of the entire action, with prejudice, as to all defendants identified in this agreement including EntreMetrix Corporation, Scott Absher, George Lefevre, Mark Absher, and The Estate of Arthur Lefevre. Further, in exchange for a dismissal of the cross-complaint by EntreMetrix Corporation against Richard McKinley, McKinley will surrender the remaining 18,850,000 shares of EntreMetrix Corporation (formerly known as “Missouri River and Gold Gem Company”) issued in Richard McKinley’s name to the Company or their representative on June 1, 2005. The release also calls for the cancellation of any notes issued to the Company by Richard McKinley. Lastly, EntreMetrix cross-complaint against Laurie McKinley will be dismissed, with prejudice, in exchange for a promise to return all property and documents still in her possession or control. The settlement was made without any admission of liability on the part of EntreMetrix or its officers and directors.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits:

Exhibit 31.1 – Certification by our President required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 – Certification by our Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification by our President required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.1 – Certification by our Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)

On May 31, 2005, the company filed with the Securities and Exchange Commission a Form 8-K announcing the settlement agreement with the company’s former President to discontinue the civil complaint against the Company.

[Signature Page Follows.]

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTREMETRIX CORPORATION

Dated: August 15, 2005	By: /s/ Scott W. Absher
Scott W. Absher, President