Form 10QSB
period 2005-09-30
ENTREMETRIX CORP
filed 2005-11-14
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005	Commission file number 000-33109

ENTREMETRIX CORPORATION

Nevada	81-0555579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

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

Yes    X       No _______

As of September 30, 2005, the number of shares outstanding of the registrant’s only class of common stock was 56,740,575.

Transitional Small Business Disclosure Format (check one): Yes _____ No       X

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2005 and 2004

ASSETS
	September 30,
Current Assets	2005	2004
Cash	$ 3,698	$ 239,012
Accounts receivable	103,424	-
Other receivable	-	12,343
Prepaid expenses	28,500	22,077
Total Current Assets	135,622	327,246

Property and equipment, net of accumulated depreciation
of $13,115 for 2005 and $23,399 for 2004	2,651	37,205

Other Assets
Deposits	4,945	53,814
Capitalized loan fee, net of accumulated amortization
of $1,976 for 2005 and $1,188 for 2004	6,006	6,794
Total Other Assets	10,951	60,608

TOTAL ASSETS	$ 149,224	$ 371,245
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 188,267	$ 2,931
Payroll liabilities	198,478	-
Accrued expenses	34,507	300,215
Deferred revenue	2,477	174,787
Notes payable to related parties, current portion	230,667	114,475
Total current Liabilities	654,396	592,408

Notes payable to related parties, net of current portion	270,681	153,074

TOTAL LIABILITIES	925,077	745,482

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
56,740,575 and 37,590,575 shares issued and outstanding in
2005 and 2004, respectively	56,740	37,590
Common stock to be issued	-	6,000
Paid-in capital	1,718,710	1,591,100
Deferred consulting and compensation	(1,550,000)	(1,590,000)
Accumulated deficit	(987,553)	(418,927)
Treasury stock (159,000 shares, at cost)	(13,750)	-
Total Stockholders' Deficit	(775,853)	(374,237)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 149,224	$ 371,245

See notes to interim unaudited consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For three months ended		For nine months ended
	September 30		September 30,
	2005	2004	2005	2004
Revenues	$ 1,773,768	$ 3,111,172	$ 5,879,536	$ 7,827,334

Cost of revenues	1,656,454	2,939,621	5,540,080	7,198,514

Gross Profit	117,314	171,551	339,456	628,820

Selling, general and administrative expenses	119,352	238,488	636,143	668,484

Operating Loss	(2,038)	(66,937)	(296,687)	(39,664)

Other Income (Expenses):
Interest and other income	1	-	63	46
Interest expense	(21,045)	(11,434)	(33,438)	(31,811)
Total Other Income (Expenses)	(21,044)	(11,434)	(33,375)	(31,765)

Net Loss before Income Taxes	(23,082)	(78,371)	(330,062)	(71,429)

Provision for taxes	-	-	800	800

Net Loss	$ (23,082)	$ (78,371)	$ (330,862)	$ (72,229)

Net Loss per Share, Basic and Diluted	NIL	NIL	$ (0.01)	NIL

Weighted Average Number of Shares	44,860,575	32,257,242	49,158,353	24,456,695

See notes to interim unaudited consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September, 30	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (330,862)	$ (72,229)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	8,141	14,592
Issuance of stocks for services	240,000	-
(Increase) Decrease in:
Accounts receivable	(93,428)	50,153
Other receivable	549	2,880
Prepaid expenses	8,972	2,803
Deposits		(13,748)
Increase (Decrease) in:
Accounts payable and accrued expenses	29,073	(54,135)
Deferred revenue	2,477	162,207
Net Cash Flows Provided by (Used in) Operating Activities	(135,078)	92,523

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(8,087)
Cash Increase due to reverse acquisition by Entremetrix	-	19,171
Net Cash Flows Provided by Investing Activities	-	11,084

CASH FLOW FROM FINANCING ACTIVITIES
Repayment to related parties	(78,610)	-
Proceeds from related party loan	114,000	75,217
Repurchase of common stock	(13,750)	-
Net Cash Provided by Financing Activities	21,640	75,217

NET INCREASE (DECREASE) IN CASH	(113,438)	178,824

CASH AT BEGINNING OF PERIOD	117,136	60,188

CASH AT END OF PERIOD	$ 3,698	$ 239,012

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 15,815	$ 1,333
Noncash Investment and Financing Activities:
Issuance of common shares for deferred consulting services	$ -	$ 1,470,000
Issuance of common shares for deferred compensation	$ -	$ 60,000
Issuance of common shares for prepaid legal fees	$ -	$ 2,000
Common stock to be issued for deferred compensation	$ -	$ 60,000
Addition of debt to retire common shares and accrued interest	$ 191,988	$ -

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

NOTE 3 – MAJOR CUSTOMERS

Revenues from the two major customers for the three months ended September 30, 2005 and 2004 were $592,870 and $1,426,328 or 33.4% and 52.2% of total revenue, respectively. Revenues from the two major customers for the nine months ended September 30, 2005 and 2004 were $1,834,187 and $891,325 or 31.2% and 52.8% of total revenue, respectively.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at September 30, 2005 and 2004 consist of:

	2005	2004
Accrued Interest Expenses	$ 20,300	$ 22,027
Accrued Other Expenses	13,407	94,913
Accrued payroll and related expenses	-	182,475
Accrued Income Tax	800	800
Total	$ 34,507	$ 300,215

NOTE 5 – BRIDGE LOAN AGREEMENT

On May 20, 2005, the Company entered into a Bridge Loan Agreement with Infinity Capital Partners, LLC (“ICP”, a related party), to borrow funds up to $250,000. Interest is payable monthly at 12% per annum. As of September 30, 2005, the amount drawn against the loan was $114,000. The loan is unsecured and due on December 15, 2005.

The Company agreed to issue 3,500,000 shares of the Company’s common stock to ICP if the Company fails to raise additional $200,000 in funding from outside lender prior to December 15, 2005. The Company also granted 1,500,000 warrants to ICP for the consideration for the loan. The warrants have an exercise price of $0.10 and expire in two years.

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net Loss	$ (23,082)	$ (78,371)	$ (330,862)	$ (72,229)
Denominator:
Weighted Average Number of Shares	44,860,575	32,257,242	49,158,353	24,456,695

Net Loss per Share-Basic and Diluted	NIL	NIL	$ (0.01)	NIL

Approximately, 1,500,000 shares outstanding stock warrants were excluded from the calculation of diluted earnings per share for three and nine months ended September 30, 2005 because the exercise price of the stock warrants was greater than the average share price of the common stock and, therefore, the effect would have been antidilutive. The Company had no dilutive items as of September 30, 2004.

NOTE 7 – SEGMENT INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 25, 2005, the Board of Directors of the Company ratified and approved the issuance of 6,000,000 unregistered shares of common stock to each of the Company’s CEO and CFO, and the Company entered into a shares for Debt Agreement with each of them on the same date. The consideration received by the Company consisted of $60,000 in services rendered by each of the two officers during the period from April 1, 2005 through June 30, 2005, and a full release from any other claims for compensation relating to such period.

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

NOTE 9 – STOCK REPURCHASE

On July 8, 2005, The Company’s Board of Directors authorized the Company to repurchase up to two million of its outstanding shares of common stock from time to time over the next twelve months, depending on market conditions, share price and other factors. During the period, the Company repurchased 159,000 shares in the open market, at an average price of $0.09 per share, for total consideration of $13,750. Treasury stock is accounted for under the cost method.

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

We provide financial and support services to small businesses. Our Enstruxis subsidiary provides employee-related administration to small business owners, handling such operations as payrolls, benefits, insurance, and regulatory compliance as the client’s “Administrative Employer.” We also provide financial guidance in areas of treasury management and capital formation for small business clients. Our sales and marketing efforts are targeted to the aid of small business owners who are focused on growth but are often times hindered by operational and capital challenges. We market ourselves directly to small business owners primarily using our sales staff but occasionally accept inquiries from brokers or other intermediaries.

We believe our Business Process Outsourcing services allow small business owners to outsource administrative and regulatory duties in order to concentrate on their core business competencies and growth. Generally, we provide our services to our clients on an annual contract basis.

The services related to employee administration under our Enstruxis subsidiary which include payroll, taxes and benefits are bundled with our fee and invoiced to our clients each pay period. We deliver our invoice and payroll to our clients the day before the client’s “pay day”. This practice differs from the “Administrative Employer” or the payroll service industry, which generally invoices and demands payment prior to payroll delivery. Our practice, however, creates a collection risk from our small business clients. To minimize this risk, we extend the “payroll float” to clients we determined to be credit worthy, although there is no assurance that our determination is accurate, or that our efforts to reduce such risks would be successful. Our extension of credit to certain of our clients requires us to demand a higher profit margin than is common to the “Administrative Employer” industry to compensate us for this higher level of risk. This risk of collection, from time to time, creates a working capital deficit for us, which may materially affect our business operations and finances. For clients who we determine are not credit worthy, we will require either payment in advance or cash on delivery upon rendering of our services, similar to the standard practice of the “Administrative Employer” and payroll service industry for all clients.

Because we are a financial and operational service provider, our primary operating costs and expenses are staff and management payroll, salaries, and benefits. Our sales and general administrative expenses aside from the foregoing include rent for office space, computer equipment and software services and insurance. We currently have no copyrights, trademarks or patents, but expect to pursue copyright and trademark protection for some of our marketing programs and materials. Our business generally is not impacted by seasonal changes.

Results of Operations

Quarter Ended September 30, 2005 Compared with Quarter Ended September 30, 2004

Revenues

We had total revenues of $1,773,768 and $3,111,172 from our BPO business for the three month period ended September 30, 2005, and 2004 respectively. The decrease in revenue of $1,337,404 is attributable primarily to the loss of old clients and a small increase in new clientele. This can be directly attributed to the litigation process with the former president for the past three quarters. As a result time and monetary resources were focused on litigation, and taken away from the company’s growth. In addition clients left for unforeseen reasons, such as increases in monetary requirement made by State Fund of California for workers compensation policies.

Cost of Sales

We incurred total costs of services of $1,656,454, and $2,939,620 for the three month period ended September 30, 2005, and 2004 respectively. The decrease in our cost of sales of $1,283,166 was primarily attributable to the fixed costs related to a decrease in revenues for the same 3 month period last year.

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

Operating Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2005 and 2004 were $119,352 and $238,488, respectively. These expenses consist primarily of salaries and related costs for executive, sales, finance and other administrative personnel, and the cost of facilities and related spending. The decrease in operating expenses of $119,136 was primarily attributable to a decrease in legal fees expense. In 2005 Legal fees expense was approximately $5,000, and in 2004 it was approximately $122,000. The decrease of $117,000 in legal expenses is due to less legal fees upon settlement of the McKinley vs. EntreMetrix lawsuit in the second quarter of 2005. In addition a decrease in other interest expense of approximately $8,300 contributed to the decrease. The decreases were partially offset by increase in staff payroll and rent expense of $15,000 and $5,000 respectfully. We have experienced an increase in rent which is due to larger office space needed to continue the growth of the company. In addition Professional Development and Accounting expenses increased approximately $5,000 and $2,600 respectively compared to the prior year period.

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

Net Loss

Our net loss for the three months ended September 30, 2005 was $23,082, as compared to a net loss of $78,371 for the comparative period in 2004. Our decrease in net loss of $55,289 is primarily attributed to the decrease in legal expense compared to 2004.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Revenues

We had total revenues of $5,879,536 and $7,827,334 from our BPO business for the nine month period ended September 30, 2005, and 2004 respectively. The decrease in revenue of $1,947,798 is attributable primarily to the loss of old clients and a small increase in new clientele. This can be directly attributed to the litigation process with the former president for the past three quarters. As a result time and monetary resources were focused on litigation, and taken away from the company’s growth. In addition clients left for unforeseen reasons, such as increases in monetary requirement made by State Fund of California for workers compensation policies.

Cost of Sales

We incurred total costs of services of $5,540,080, and $7,198,514 for the nine month period ended September 30, 2005, and 2004 respectively. The decrease in our cost of sales of $1,658,434 was primarily attributable to the fixed costs related to a decrease in revenues for the same 9 month period last year.

Operating Expenses

Selling, general and administrative expenses for the nine month period ended September 30, 2005 and 2004 were $636,143 and $668,484, respectively. These expenses consist primarily of salaries and related costs for executive, sales, finance and other administrative personnel, and the cost of facilities and related spending. The decrease in expenses of $32,341 was primarily attributable to professional administrative costs associated with the decrease in legal expenditure compared to 2004. The decrease of approximately $165,000 in Legal expense is associated with the lawsuit during 2004 with the former president vs. EntreMetrix. In addition to the lawsuit expenditures, the company had acquisition related fees that did not incur in 2005. The company bad debt decreased in 2005 by approximately $50,000. This decrease in expense was offset by increases in salary and wages of approximately $178,337 which is attributable to officers receiving restricted shares of the company in exchange for accrued officer salaries. As a result the officers receive shares and do not receive cash compensation for their positions in the company. In addition rent expenses of approximately $12,100 increased over the prior year period.

Net Income

Our net loss for the nine months ended September 30, 2005 was $330,862, as compared to a net loss of $72,229 for the comparative period in 2004. Our increase in net loss of $258,633 was primarily attributed to the increase in salary and wages, and a decrease in sales growth compared to the same period in 2004:

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At September 30, 2005, we had a working capital deficit of $518,774, resulting primarily from our regular client payroll cycle and its related float and tax liabilities. In addition our current liabilities increased due to a note payable resulting from the settlement agreement with the former president of the Company.

Net cash provided by operating activities was negative $135,078 for the third quarter of 2005 and resulted primarily from the issuance of stocks for services of $240,000 and an increase in accounts payable and accrued expenses of approximately $29,073. In addition there was an increase in deferred revenue, which was slightly offset by an increase in Accounts Receivable of $93,428.

Net cash provided in investing activities was $0 for the third quarter of 2005.

Net cash from financing activities was $21,640 for the third quarter of 2005. The financing activities were a result of proceeds from a related party loan of $114,000, which were offset by repayment of loans and repurchase of stock of $78,610 and $13,750 respectfully.

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

We have two major unrelated customers, which represent approximately 84% of our total revenues for the nine months ended September 30, 2005. Our dependence on these key customers means that the loss of these key customers or any reduction in their work orders would materially reduce our revenues. We expect that sales of our services to these key customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by these key customers could harm our business, financial condition and results of operations.

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

Exhibit 32.2 – Certification by our Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)

On May 31, 2005, the company filed with the Securities and Exchange Commission a Form 8-K announcing the settlement agreement with the company’s former President to discontinue the civil complaint against the Company.

On July 12, 2005, the company filed with the Securities and Exchange Commission a Form 8-K announcing the intention to repurchase shares of its common stock.

On July 29, 2005 the company filed with the Securities and Exchange Commission a Form 8-K announcing that officers of the Company were being issued unregistered shares in exchange for the release of debt owed to the officers from the Company.

[Signature Page Follows.]

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTREMETRIX CORPORATION

Dated: November 11, 2005	By: /s/ Scott W. Absher
Scott W. Absher, President