Form 10-K
period 2005-12-31
ENTREMETRIX CORP
filed 2006-04-17
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

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

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [	]	Accelerated filer [	]	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The registrant’s revenues for its most recent fiscal year were $7,642,216.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average high and low bid price, as of March 1, 2006 was $803,854 based on a share value of $0.07.

At March 1, 2006, the registrant had 56,937,865 outstanding shares of par value $.001 common stock

ENTREMATRIX CORPORATION

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005

In this form 10-K references to "EntreMetrix", “the Company”, "we," "us," and "our" refer to ENTREMETRIX CORPORATION.

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, on management’s projections, estimates and all other communications.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect expected events and the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

ITEM 1.	DESCRIPTION OF BUSINESS

EntreMetrix Corporation (the "Company") is a Nevada corporation re-chartered as a Business Development Company (“BDC”) under the Investment Act of 1940. The Company focuses on the development of opportunities to invest in eligible portfolio companies providing early stage capital, strategic guidance and operational support. The Company intends to make strategic investments in private technology, life science, manufacturing and business service companies which offer unique market opportunities.

Background and Past History

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

Business of Issuer

We provide structural support services for small businesses including, financial guidance in areas of treasury management, general accounting oversight and capital formation, employee-related administration and regulatory compliance as well as handling of such areas as payroll, benefits and insurance operations, regulatory filings and overall HR guidance as the client’s “Administrative Employer”, strategic guidance in the areas of sales strategy and automation.

Our strategy is to expand into several key US markets offering our core support services and cultivating investment opportunities within a growing client base. We expect to grow through direct sales development in selected local US markets and will continue to develop and evaluate investment and acquisition opportunities in these same local markets of similar firms offering services that complement and support our target clients and investment opportunities.

Current Operations

On March 7, 2006, the Company announced that the Board of Directors was taking steps to convert the Company to a Business Development Corporation under the 1940 Securities Act filing a Form N-54A, Notification of Election by Business Development Companies, with the Securities and Exchange Commission.  This filing initiated the transformation of the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940.  The Company focuses on the development of opportunities to invest in eligible portfolio companies providing early stage capital, strategic guidance and operational support. The Company also provides structural support services for small businesses including, financial guidance in areas of treasury management, general accounting oversight and capital formation, employee-related administration and regulatory compliance as well as handling of such areas as payroll, benefits and insurance operations, regulatory filings and overall HR guidance as the client’s “Administrative Employer”, strategic guidance in the areas of sales strategy and automation.

Investment Strategy

The Company intends to make strategic investments in private technology, life science, manufacturing and business service companies which offer unique market opportunities. The Investment Committee has adopted a charter to evaluate each opportunity for criteria including market viability, market uniqueness, management’s ability, and the added value that the Company can bring to the enhance the value of the prospective portfolio company.  The Investment Committee’s assessment will also include the a review of the prospective portfolio company’s readiness and ability to utilize the Company’s BDC status to aid it in going public via an SB-2 registration, and make best use of the Company’s support tools and services.  The prospective portfolio company will also need to comply with the Company’s requirement as a BDC to provision significant managerial oversight, guidance and structural support including participation on the board of directors.

As a BDC, the Company is required to have at least 70% of its assets in “eligible portfolio companies.” The Company has stated in its Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

Portfolio Investments

As of December 31, 2005, the Company had yet to make any portfolio investments;

Regulation as a BDC

The 1940 Act outlines the requirements for Business Development Company. A Business Development Company (BDC) must (1) be a domestic company; (2) have registered a class of its equity securities or have filed a registration statement with the Commission pursuant to Section 12 of the Securities Exchange Act of 1934; (3) operate for the purpose of investing in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress; (4) extend significant managerial assistance to such portfolio companies; and (5) have a majority of “disinterested” directors (as defined in the 1940 Act).

Generally, a BDC must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.”

A BDC must make significant managerial assistance available to the issuers of eligible portfolio securities in which it invests. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Compliance with BDC Reporting Requirements

The Board of Directors of the Company, comprising a majority of Independent Directors, will be developing a number of resolutions, codes and charters to complete compliance with BDC operating requirements prior to reporting as a BDC.  We are also preparing to form Board committees for Audit, Nominating, Compensation, Investment, and Corporate Governance, and adopting a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,  (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company.  The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. The Company’s Code of Ethics is filed as an exhibit to this Form 10-KSB.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary the replacement of, the Company's independent auditors; the review and discussion with such independent auditors and the Company's internal audit department of (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K. The Company’s Audit Committee Charter is filed as an exhibit to this Form 10-KSB.

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies on behalf of the Board and shall report the results of their activities to the Board.  Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role, divestiture or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio company positions. The Company’s Investment Committee Charter is filed as an exhibit to this Form 10-KSB.

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

•	Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;
•	Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

•

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•	We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Employees

As of December 31, 2005 we had 3 full time employees and 1 part time employee. We currently have 3 full time employees and 1 part time employee. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees.

Sales and Marketing

Our sales and marketing efforts are targeted towards small business owners with fewer than 100 employees, which are dedicated to growth but are often times hindered by operational and capital challenges. We market ourselves directly to small business owners primarily using our sales staff but occasionally accepting inquiries from brokers or other intermediaries. We have three major customers, which represents 41% of our total revenues for the year ended December 31, 2005. Our dependence on these key customers means that the loss of one or more of these, or any reduction in their work orders would materially reduce our revenues. We expect that sales of our services to these key customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by these key customers could harm our business, financial condition and results of operations.

Competition

The market for our products and services are highly competitive and rapidly changing. Our competitors include, but are not limited to, local and national banking firms, regional and national insurance carriers, regional and national payroll and staffing companies who provide services similar in scope to us and to a similar target clientele. Some of our current and prospective competitors have significantly greater financial, technical, marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: the frequency and success of product and services introductions by us and by our competitors, the selling prices of our products and services and of our competitors’ products and services, the performance of our products and of our competitors’ products, product distribution by us and by our competitors, our marketing ability and the marketing ability of our competitors, and the quality of customer support offered by us and by our competitors. In certain cases, the competition may offer a range and level of services at a price that we would not be able or willing to meet.

Government Regulations

By entering into a co-employer relationship with employees assigned to work at client company locations, we assume certain obligations and responsibilities or an employer under certain federal and state laws. However, many of these laws (such as the Employee Retirement Income Security Act (“ERISA”) and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as “Administrative Employers” and the definition of “employer” under these laws is not uniform. Additionally, some of the states in which we operate have not addressed the “Administrative Employer” relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to our “Administrative Employer” relationship with our worksite employees in a manner adverse to the Company, such an application could have a material adverse effect on the Company’s financial condition or results of operations.

Laws vary from state to state relating to the regulation of the “Administrative Employer”, but generally provide for monitoring the fiscal responsibility of “Administrative employer” and, in some cases, codify and clarify the co-employment relationship for unemployment, workers’ compensation, and other purposes under state law. There can be no assurance that we will be able to satisfy licensing requirements of other applicable relations for all states. Additionally, there can be no assurance that we will be able to renew our licenses in all states.

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

ITEM 1A.	RISK FACTORS

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

•	If we are unable to secure future capital, we will be unable to continue our operations.

•

Our business has not been historically profitable in the past and it may not be profitable in the future. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. (See “Potential Fluctuation in Our Quarterly Performance.”) The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

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

We may experience significant quarterly fluctuations in revenues and operating expenses as we introduce new services, especially as we enter the BDC business. Furthermore, quarterly results are not necessarily indicative of future performance for any particular period.

SINCE OUR COMPETITORS HAVE GREATER FINANCIAL AND MARKETING RESOURCES THAN WE DO, WE MAY EXPERIENCE A REDUCTION IN MARKET SHARE AND REVENUES.

The markets for our products and services are highly competitive and rapidly changing. Some of our current and prospective competitors have significantly greater financial, technical, marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: the frequency and success of product and services introductions by us and by our competitors, the selling prices of our products and services and of our competitors’ products and services, the performance of our products and of our competitors’ products, product distribution by us and by our competitors, our marketing ability and the marketing ability of our competitors, and the quality of customer support offered by us and by our competitors.

INCREASES IN HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES, AND WORKERS’ COMPENSATION RATES WILL HAVE A SIGNIFICANT EFFECT ON OUR FUTURE FINANCIAL PERFORMANCE.

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

Laws vary from state to state relating to the regulation of the “Administrative Employer”, but generally provide for monitoring the fiscal responsibility of “Administrative employer” and, in some cases, codify and clarify the co-employment relationship for unemployment, workers’ compensation, and other purposes under state law. There can be no assurance that we will be able to satisfy licensing requirements of other applicable relations for all states. Additionally, there can be no assurance that we will be able to renew our licenses in all states.

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

WE ARE DEPENDENT UPON A THREE MAJOR CUSTOMERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES, AND THE LOSS OF THESE KEY CUSTOMERS WOULD MATERIALLY REDUCE OUR REVENUES.

We have three major customers, which represents 41% of our total revenues for the year ended December 31, 2005. Our dependence on these key customers means that the loss of one or more of these, or any reduction in their work orders would materially reduce our revenues. We expect that sales of our services to these key customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by these key customers could harm our business, financial condition and results of operations.

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

SINCE WE HAVE LIMITED EXPERIENCE WITH PORTFOLIO INVESTMENT COMPANIES WE MAY ENCOUNTER PROBLEMS THAT WOULD NEGATIVLEY IMPACT OUR FINANCIAL CONDITION

Our experience with portfolio investments is limited and we may encounter problems or underlying liabilities with our portfolio companies that would put our investment or our business at risk. We may in our effort to correct or reverse these problems encounter significant accounting or legal expense that would deplete our working capital. These corrective efforts would adversely impact our working capital. We may also incorrectly estimate the value of our investments which would require a subsequent restatement or require an updated valuation due to our lack of experience with portfolio investments.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

There has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop.  This could adversely affect our shareholders' ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  We also believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

OUR COMMON STOCK IS TRADED ON THE "OVER-THE-COUNTER BULLETIN BOARD," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

OUR SHARE OWNERSHIP IS CONCENTRATED.

The Company’s officers, directors and principal stockholders, together with their affiliates, beneficially own approximately 70% of the Company’s voting shares.  As a result, these stockholders, if they act together, will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business.  This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company’s common stock by discouraging third party investors.  In addition, the interests of these stockholders may not always coincide with the interests of the Company’s other stockholders.

WE MAY CHANGE OUR INVESTMENT POLICIES WITHOUT FURTHER SHAREHOLDER APPROVAL.

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, neither are we limited to the industries in which those investment companies must operate.  We may make investments without shareholder approval and such investments may deviate significantly from our historic operations.  Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

OUR INVESTMENTS MAY NOT GENERATE SUFFICIENT INCOME TO COVER OUR OPERATIONS.

We intend to make investments in qualified companies that will provide the greatest overall return on our investment.  However, certain of those investments may fail, in which case we will not receive any return on our investment.  In addition, our investments may not generate income either in the immediate future or at all.  As a result, we may have to sell additional stock or borrow money to cover our operating expenses.  The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

OUR OFFICERS AND DIRECTORS HAVE THE ABILITY TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS SUBMITTED FOR STOCKHOLDER APPROVAL AND THEIR INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS.

Our executive officers and directors have the ability to appoint a majority to the Board of Directors.  Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

WE PLAN TO TARGET PORTFOLIO COMPANIES THAT ARE DEVELOPMENT STAGE COMPANIES DEPENDENT UPON THE SUCCESSFUL COMMERCIALIZATION. EACH OF OUR INVESTMENTS IN PORTFOLIO COMPANIES IS SUBJECT TO A HIGH DEGREE OF RISK, AND WE MAY LOSE ALL OF OUR INVESTMENT IN A PORTFOLIO COMPANY IF IT IS NOT SUCCESSFUL.

We will be investing in development stage companies that we believe can benefit from our expertise in structural support and market entry. Development stage companies are subject to all of the risks associated with new businesses. These risks include the risk that new business opportunity cannot become commercially viable, may not work, or become obsolete. We cannot assure that any of our investments in our portfolio companies will be successful. Our portfolio companies will be competing with larger, established companies with greater access to, and resources for, further development requiring capital resources beyond our ability. We may lose our entire investment in any or all of our portfolio companies.

THE SECURITIES WE HOLD IN OUR PORTFOLIO COMPANIES MAY BE SUBJECT TO RESTRICTION ON RESALE, AND WE MAY NOT BE ABLE TO SELL THE SECURITIES WE HOLD FOR AMOUNTS EQUAL TO THEIR RECORDED VALUE, IF AT ALL.

Some of our portfolio companies may become thinly traded public companies or remain private companies. As a result, substantially all of the securities we hold in our portfolio companies are subject to legal restrictions on resale. Furthermore, our ability to sell the securities in our portfolio may be limited by, and subject to, the lack of or limited nature of a trading market for such securities. Therefore, we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

WE ARE SUBJECT TO SUBSTANTIVE SEC REGULATIONS AS A BUSINESS DEVELOPMENT COMPANY.

Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders' interests, and interpretations of these laws and regulations may change with unpredictable consequences. Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Market rules, are creating additional expense and uncertainty for publicly held companies in general, and for business development companies in particular. These new or changed laws, regulations and standards are subject to varying interpretations in many cases because of their lack of specificity, and as a result, their application in practice may evolve over time, which may well result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

WE COULD FAIL TO RETAIN OR ATTRACT KEY PERSONNEL

Our future success depends in significant part on the continued services of Scott W. Absher, our Chief Executive and George R. Lefevre, our CFO.  We cannot assure you we would be able to find an appropriate replacement for key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Absher or Mr. Lefevre.

WE HAVE NOT MADE ANY INVESTMENTS INTO OTHER COMPANIES.

We have not yet made any investments into other companies, and thus we have virtually no assets. We need to raise capital before we can make investments into, and offer managerial assistance to, other companies. We may not be successful in raising capital. If we are successful in raising capital, we may make investments that turn out to be worthless.

WE ARE NOT PROFITABLE.

We were incorporated in 2002 and have generated no annual net profit to date. Our primary activity to date has been development of our business plan, which has changed since our inception. Our success is dependent upon the successful development of our business model as a business development company, as to which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business. These include, but are not limited to, inadequate funding, competition, and investment development. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. We may not ever be profitable.

WE NEED TO RAISE CAPITAL IN ORDER TO FULFILL OUR BUSINESS PLAN.

To date we have relied on private funding from our founders and directors and short-term borrowing to fund operations. We have generated no revenues and have extremely limited cash liquidity and capital resources. Any equity financings could result in dilution to our stockholders. Debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce or curtail operations.

WE ARE SUBJECT TO REGULATORY RISKS AS A BUSINESS DEVELOPMENT COMPANY.

We are subject to regulation as a BDC. The loans and other investments that we expect to make in small business concerns are extremely speculative. Many of these concerns will be privately held. Even if a public market for their securities later develops, the securities we purchase are likely to be restricted from sale or other transfer for significant periods of time. These securities will be very illiquid.

THE SERVICES OF OUR DIRECTORS, OFFICERS AND KEY STAFF ARE ESSENTIAL TO OUR FUTURE SUCCESS.

We are dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of our officer(s), each of our directors and our key staff. Our future success depends to a significant extent on the continued service and coordination of its senior management team.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.	DESCRIPTION OF PROPERTY

We currently lease approximately 2,300 square feet of office space located at 18101 Von Karman Avenue, Irvine, California under a month to month operating lease agreement. Monthly lease payments are $2,280 per month. The Company continues to lease the premises on a month-to-month basis.

ITEM 3.	LEGAL PROCEEDINGS

The Company has reached a settlement in its litigation involving Richard McKinley, the former president of the company who was terminated by the board for cause in August of 2004 with the stock issued to him being cancelled. The settlement agreement was reached by all parties for the termination of the civil case and mutual release of liability for all parties. For good and valuable consideration of payment to Richard McKinley by EntreMetrix Corporation of the total sum of $350,000.00 , to be paid over thirty-six (36) months with the first payment due on June 1, 2005, and without any interest accrued to the unpaid balance, and secured by personal promissory note by both Scott Absher and George Lefevre, McKinley, will, file a dismissal of the entire action, with prejudice, as to all defendants identified in this agreement including EntreMetrix Corporation, Scott Absher, George Lefevre, Mark Absher, and The Estate of Arthur Lefevre. Further, in exchange for a dismissal of the cross-complaint by EntreMetrix Corporation against Richard McKinley, McKinley will surrender the remaining 18,850,000 shares of EntreMetrix Corporation (formerly known as “Missouri River and Gold Gem

Company”) issued in Richard McKinley’s name to the Company or their representative on June 1, 2005. The release also calls for the cancellation of any notes issued to the Company by Richard McKinley. Lastly, EntreMetrix cross-complaint against Laurie McKinley will be dismissed, with prejudice, in exchange for a promise to return all property and documents still in her possession or control. The settlement was made without any admission of liability on the part of EntreMetrix or its officers and directors. The Company has paid $ 51,361 against the settlement amount as of December 31st 2005 with a remaining balance of $ 298,639 owed to Mr. McKinley.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Since April 23, 2002, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, and prices for our common stock were published on the OTC Bulletin under the trading symbol “MRGG” through May 6, 2004, subsequently on May 7, 2004, in conjunction with the name change to EntreMetrix Corporation, our OTC: BB trading symbol changed to “ERMX”. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2005		2004
	High	Low	High	Low
1st Quarter	$.06	$.03	$0.25	$0.20
2nd Quarter	$.05	$.03	$0.48	$0.20
3rd Quarter	$.17	$.05	$0.51	$0.05
4th Quarter	$.07	$.04	$0.07	$0.025

Holders of Common Stock

As of December 31, 2005, we had approximately 364 stockholders of record of the 56,937,865 shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

2004 Stock Plan

On September 16, 2004, our Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 7,000,000 shares of common stock reserved for issuance and under which we may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company’s stock is at least 110% of the market value at date of grant. At December 31, 2005, no stock options or awards were granted.

Purchases of equity securities by the issuer and affiliated purchasers

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (7/8/05 - 7/31/05)	159,000	0.09	159,000	No Maximum per plan
Month #2 (8/1/05 - 8/31/05)	-	-	-	No Maximum per plan
Month #3 (9/1/05 - 9/30/05)	-	-	-	No Maximum per plan
Month #4 (10/1/05 - 10/31/05)	35,000	0.07	35,000	No Maximum per plan
Month #5 (11/1/05 - 11/30/05)	-	-	-	No Maximum per plan
Month #6 (12/1/05 - 12/31/05)	-	-	-	No Maximum per plan
Total	194,000	0.08	194,000	No Maximum per plan

On July 8, 2005 the Board of Directors announced in a press release that the Company will buy back the company’s common stock in the open market for a twelve-month period. Timing and total number of shares will be based upon such factors as the company’s stock price and trading volumes, and general market and economic conditions.

Recent Sales of Unregistered Securities

Warrant Issuance

On December 30, 2005 the Board of Directors authorized the issuance of 50,000 shares of restricted common stock to Mike Isco pursuant to warrants issued under a promissory note dated December 11, 2002. The value of the exercise was at $.01 per share for a total value of $500.

On May 20, 2005, the Company granted warrants to a creditor to purchase up to 1,500,000 shares of the Company’s Common stock in consideration for the issuance of the debt of $114,000 disclosed in Note 7. The warrants are exercisable at $0.01 per share and expire after two years. The warrants were valued at $39,998 using the Black-Scholes option pricing model and were amortized over the term of the note.

Deferred Consulting

On October 5, 2005 the Board of Directors extended the business consulting agreement signed on April 20, 2004 for a one year extension. On that date we and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services to us as specified in the Agreement, In exchange for such services, we agreed to issue 4,900,000 shares of our common stock. We and NTX agree that the compensation shares issued by us to affiliates of NTX shall be cancelled and returned to us if, prior to October 31, 2006, we have not achieved certain benchmarks pursuant to the Agreement.

As of December 31, 2005, none of the benchmarks has occurred. The services, valued at $1.47 million, were deferred until the performances commit.

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

As of December 31, 2005, 1,050,767 shares were vested and the Company recognized $10,508 in compensation. The balance of 6,949,233 shares in the amount of $69,492 will be rescinded and cancelled in 2006.

Shares for Debt Agreement

On March 1, 2005, our Board of Directors approved the issuance of 6,000,000 unregistered shares of common stock to each of George LeFevre, our Treasurer, Secretary and a Director, and Scott Absher, our President and a Director, and we have entered into a Shares for Debt Agreement with each of them on the same date. The consideration received by us consisted of $60,000 in services rendered or to be rendered by each of Mr. LeFevre and Mr. Absher during the period from January 1, 2005 through March 31, 2005, and a full release from any other claims for compensation relating to such period.

On July 25, 2005, our Board of Directors approved the issuance of 6,000,000 unregistered shares of common stock to each of George LeFevre, our Treasurer, Secretary and a Director, and Scott Absher, our President and a Director, and we have entered into a Shares for Debt Agreement with each of them on the same date. The consideration received by us consisted of $60,000 in services rendered or to be rendered by each of Mr. LeFevre and Mr. Absher during the period from April 1, 2005 through June 30, 2005, and a full release from any other claims for compensation relating to such period.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial and other data and has been derived from our audited financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. In 2003, 2002 and 2001 the company had no operations and acted as a shell company, however unaudited pro forma numbers have been added from the operations acquired in 2004. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, each of which is included in another section of this report.

Consolidated Statement of Operations Data:

	Year Ended December 31,
Income Statement Items:	2005	2004	2003 (1)	2002 (1)	2001
Income from Operation	7,642,216	10,614,729	6,825,244	1,857,337	0
Cost and Expenses	7,171,067	10,882,477	7,035,034	1,968,924	25,378
Other Expenses (Income)	204,532	41,445	18,178	1,540	(1,052)
Net (loss) Before Taxes	(590,333)	(309,193)	(227,968)	(113,127)	(24,326)
Provision for Income Taxes	800	800	800	800	0
Net Income/ (Loss)	(591,133)	(309,993)	(228,768)	(113,927)	(24,326)

Net Loss Per Share	(0.01)	(0.01)	(0.05)	(.02)	Nil
Weighted Average Number of Shares	54,155,581	30,406,832	4,938,115	4,938,115	4,137,019

Balance Sheet Items:	2005	2004	2003	2002	2001
Current Assets	177,763	165,153	164,565	212,884	67,137
Property & Equipment	5,118	10,088	42,855	42,855	0
Other Assets	4,945	11,655	13,594	13,594	165
Total Assets	187,826	186,896	221,014	269,333	67,302

Current Liabilities	903,960	519,422	479,336	479,336	0
Long Term Liabilities	267,680	159,475	82,857	82,857	0
Total Stockholder's equity (deficit)	(983,814)	(492,001)	(341,179)	(292,860)	67,302
Total Liabilities & Stockholder's Deficit	187,826	186,896	221,014	269,333	67,302

(1) These numbers reflect unaudited pro forma financials

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	fluctuations of taxes and workers compensation rates;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document.

The following review of operations for the year ended December 31, 2005 should be read in conjunction with our Financial Statements and Notes included in this Form 10-K.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M, D&A”) should be read in conjunction with our financial statements and the accompanying footnotes. M, D&A includes the following:

•	Overview – a general description of our business and the BPO sector or industry.
•

General Discussion of Critical Accounting Policies and New Accounting Pronouncements - a discussion of accounting policies that are most important to the portrayal of our financial condition and results of operations which require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Operations Overview – a summary of key information concerning the financial results for 2005 and changes from 2004.
•	Results of Operations – an analysis of our results of operations for the two years presented in the financial statements.
•	Financial Condition – an analysis of our financial condition as of the end of the last two years presented in the financial statements.
•

Liquidity and Capital Resources – an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging.

•

Cautionary Information Regarding Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations about future periods.

Overview

The Company focuses on the development of opportunities to invest in eligible portfolio companies providing early stage capital, strategic guidance and operational support. We also provide structural support services for small businesses including, financial guidance in areas of treasury management, general accounting oversight and capital formation, employee-related administration and regulatory compliance as well as handling of such areas as payroll, benefits and insurance operations, regulatory filings and overall HR guidance as the client’s “Administrative Employer”, strategic guidance in the areas of sales strategy and automation.

Our strategy is to expand into several key US markets offering our core support services and cultivating investment opportunities within a growing client base. We expect to grow through direct sales development in selected local US markets and will continue to develop and evaluate investment and acquisition opportunities in these same local markets of similar firms offering services that complement and support our target clients and investment opportunities.

Our support services include providing “Administrative Employer” and strategic guidance services to small business owners. We believe our “Administrative Employer” services allow small business owners to outsource the employee-related administrative and regulatory duties in order to concentrate on their core business competencies and Growth. When we provide “Administrative Employer” services for our clients or portfolio companies we do so under an annual contract. The services related to employee administration, payroll, taxes and benefits are bundled with our fee and invoiced to our clients each pay period. We deliver our invoice and payroll to our clients the day before the client’s “pay day”. This practice differs from the “Administrative Employer” or the payroll service industry, which generally invoices and demands payment prior to payroll delivery. Our practice, however, creates a collection risk from our small business clients. To minimize this risk, we extend the “payroll float” to clients we determined to be credit worthy, although there is no assurances that our determination is accurate, or that our efforts to reduce such risks would be successful.

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

The number of employees required to operate our business is currently 3 full-time and 1 part time employees. We scale our staffing based on sales growth leading top client need. This flexibility allows us to scale up or down based on need.

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

Results of Operations for the Years Ended December 31, 2005 and 2004 Compared.

	Year Ended December 31, 2005	Year Ended December 31, 2005
Revenues	$ 7,642,216	$ 10,614,729

Cost and Expenses	(8,028,017)	(10,882,477)

Other Expense	(204,532)	(41,445)
	(590,333)	(309,193)

Provision for income taxes	(800)	(800)

Net Loss	$ (591,133)	$ (309,993)

Revenue

	2005	2004	Increase/(decrease)
			$
For the year ended December 31:
Revenue	$ 7,642,216	$ 10,614,729	$ (2,972,513)

Revenues for the year ended December 31, 2005 were $7,642,216 compared to revenues of $10,614,729 in the year ended December 31, 2004. This resulted in a decrease in revenues of $2,972,513, from the same period one year ago. The decrease in revenue was due to the retooling of our business structure and focus on the Company’s BDC conversion. In addition the company had to limit expenditure on sales staff and support due to the legal fees incurred at the beginning of the year.

Cost of Revenues

	2005	2004	Increase/(decrease)
			$

For the year ended December 31:
Cost of revenue	$7,171,067	$ 9,785,957	$(2,614,890)

Cost of revenues for the year ended December 31, 2005 was $7,171,067, a decrease of $2,614,890 from $9,785,957 for the same period ended December 31, 2004. The decrease in cost of revenues was primarily due to the fixed costs associated with the decrease in revenue compared to last year. Fixed costs primarily include and are not limited to client federal and state payroll taxes, workers compensation, 401K, and union benefits.

General and Administrative expenses

	2005	2004	Increase/ (decrease)
			$

For the year ended December 31:
General & Administrative expenses	$856,950	$ 1,096,520	$ (239,570)

General and administrative expenses were $856,950 for the year ended December 31, 2005 versus $1,096,520 for the year ended December 31, 2004, which resulted in a decrease of $239,570. G&A expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending. The overall decrease was primarily due to legal fees of approximately $39,000, a decrease of approximately $236,000 over the prior year period. The decrease in legal expense was primarily due to the settlement reached by the Company and the former president who was removed by the board of directors. Another expense that affected the overall decrease was bad debt and computer supplies expense which decreased approximately $43,000 and $30,000 respectively compared to the prior year. In addition Employee Health Insurance fees decreased approximately $26,000 for the same prior period. The decrease in Employee Heath Insurance was due to an overall smaller sales and support staff.

An offset to the decrease is primarily attributable to staff salary and wages which was $462,000 and $426,000 for the year ending December 31, 2005, and 2004 respectively. The increase of salary expense of $36,000 is attributable to the accrued salaries received by the officers of approximately $240,000. This accrued amount was settled in a shares for debt agreement, which removed the liability. In addition accounting and trade show/conference expense increased approximately $8,000 and $5,000 respectively. Accounting expense increased due to higher fees from our auditors.

Net Income (Loss)

	2005	2004	Increase/(decrease)
			$

For the year ended December 31:
Net Income (loss)	$(591,133)	$ (309,993)	$281,140

The net loss for the year ended December 31, 2005 was $591,133, versus a net loss of $309,993 for the year ended December 31, 2004, a change in net loss of $281,140. The increase in the net loss was primarily due to the decrease in revenues of approximately 28%, and a decrease of approximately 1.7% in gross profit. This is attributable to the loss of clients which included some higher profit clients.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. We intend to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources at December 31, 2005.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

December 31, 2005
Total Assets	$187,826

Accumulated Deficit	$1,247,824

Stockholders’ Equity (Deficit)	$(983,814)

At December 31, 2005, we had a working deficit of $726,197 resulting primarily from the company’s large Short-term and Long-term notes payable, Payroll liabilities, Other Current liabilities and trade accounts payable.

Net cash provided by operating activities was a negative $25,131 for the year ending December 31, 2005. This resulted from an increase in accounts payable and accrued expenses of $258,312. In addition a decrease in prepaid expenses of $18,398 and an increase in deferred revenue of 12,802. An offset to this was an increase in accounts receivable of $27,150. Adjustments to net loss were issuance of stocks for services and issuance of warrants for debts of $240,000 and $41,802 respectively.

Net cash provided in investing activities for the year ending December 31, 2005 was $350 which was primarily due to proceeds from the disposal of property and equipment.

Net cash from financing activities was $28,639 for the year ending December 31, 2005 and resulted primarily from proceeds from related party loan of $124,000. This was offset by repayments to related parties and the repurchase of common stock of $81,611 and $13,750 respectively.

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

We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders. We currently have no agreements which would provide for either loans to us, or the sale of our securities.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have historically lost money.   The loss for the 2005 fiscal year was $591,133 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

We intend to make investments in qualified companies that will provide the greatest overall return on our investment.  However, certain of those investments may fail, in which case we will not receive any return on our investment.  In addition, our investments may not generate income either in the immediate future or at all.  As a result, we may have to sell additional stock or borrow money to cover our operating expenses.  The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

The Company's business activities contain elements of risk. The Company considers a principal type of market risk to be valuation risk. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors.

Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company has exposure to public-market price fluctuations to the extent of its publicly traded portfolio.

The Company plans to invest a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential.

There may be no or a non liquid public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio is subject to the estimate of the Company's Board of Directors. In making its determination, the Board may consider valuation information provided by an independent third party or the portfolio company itself. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Company's consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

Our executive officers and directors have the ability to appoint a majority to the Board of Directors. Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, neither are we limited to the industries in which those investment companies must operate.  We may make investments without shareholder approval and such investments may deviate significantly from our historic operations.  Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-18 of this Form 10-K.

ENTREMETRIX CORPORATION
INDEX TO FINANCIAL STATEMENTS
DOCUMENTS	PAGE

INDEPENDENT AUDITORS' REPORT	F-1
BALANCE SHEET	F-2
STATEMENTS OF OPERATIONS	F-3
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY	F-4
STATEMENTS OF CASH FLOWS	F-5
NOTES TO FINANCIAL STATEMENTS	F-6 -
F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of EntreMetrix Corporation

We have audited the accompanying consolidated balance sheets of EntreMetrix Corporation (formerly known as Missouri River and Gold Gem Corp.) as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EntreMetrix Corporation as of December 31, 2005, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Spector & Wong, LLP
Pasadena, California
April 14, 2006

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
Current Assets	2005	2004	2003
Cash	$ 120,994	$ 117,136	$ 60,188
Accounts receivable	37,146	9,996	50,153
Other receivable	-	549	15,223
Prepaid expenses	19,623	37,472	4,880
Refundable deposits	-	-	34,121
Total Current Assets	177,763	165,153	164,565

Property and equipment, net of accumulated depreciation
of $9,840 for 2005, $5,678 for 2004, and $9,662 for 2003	5,118	10,088	42,885

Other Assets
Deposits	4,945	4,945	5,945
Capitalized loan fee, net of accumulated amortization
of none for 2005, $1,272 for 2004, and $333 for 2003	-	6,710	7,649
Total Other Assets	4,945	11,655	13,594

TOTAL ASSETS	$ 187,826	$ 186,896	$ 221,044
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 184,097	$ 202,465	$ 320,152
Payroll liabilities	261,891	178,289	12,693
Other current liabilities	204,503	24,173	24,436
Deferred revenue	12,802	-	12,580
Notes payable to related parties, current portion	240,667	114,495	109,475
Total current Liabilities	903,960	519,422	479,336

Notes payable to related parties, net of current portion	267,680	159,475	82,857

TOTAL LIABILITIES	1,171,640	678,897	562,193

Stockholders' Deficit
Common stock, $0.01 par value, 2,500 shares authorized;
issued and outstanding in 2003	-		25
Common stock, $0.001 par value, 300,000,000 shares authorized;
56,937,865 and 51,590,575 shares issued and outstanding in
2005 and 2004, respectively	56,938	51,590	-
Paid-in capital	465,822	1,663,100	1,491
Deferred consulting and compensation	(245,000)	(1,550,000)	-
Accumulated deficit	(1,247,824)	(656,691)	(342,695)
Treasury stock (159,000 shares, at cost)	(13,750)	-	-
Total Stockholders' Deficit	(983,814)	(492,001)	(341,179)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 187,826	$ 186,896	$ 221,014

F-2

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2005	2004	2003
Revenues	$ 7,642,216	$ 10,614,729	$ 6,825,244

Cost and Expenses
Cost of revenue	7,171,067	9,785,957	6,354,669
Selling, general and administrative expenses	856,950	1,096,520	680,365
	8,028,017	10,882,477	7,035,034

Operating loss	(385,801)	(267,748)	(209,790)

Other Income (Expenses):
Interest and Other Income	46,073	146	-
Embezzlement loss	-	(5,423)	-
Interest and Other Expenses	(250,605)	(36,168)	(18,178)
Total Other Income (Expenses)	(204,532)	(41,445)	(18,178)

Net loss before Income Taxes	(590,333)	(309,193)	(227,968)

Provision for Taxes	800	800	800

Net Loss	$ (591,133)	$ (309,993)	$ (228,768)

Net loss per share, Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.05)

Weighted Average Number of Shares	54,155,581	30,406,832	4,938,115

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For years ended December 31, 2005, 2004, and 2003

	Common Stock		Paid-in	Deferred	Treasury	Accumulated
	Shares	Amount	Capital	Compensation	Stock	Deficit	Total
Balance at December 31, 2002	2,500	$ 25	$ 1,491	$ -	$ -	$ (113,927)	$ (112,411)

Net loss						(228,768)	(228,768)
Balance at December 31, 2003	2,500	25	1,491	-	-	(342,695)	(341,179)

Retirement of shares due
to reverse merger	(2,500)	(25)	(1,491)			1,516	-

Reverse merger with MRGG	4,938,115	4,938				(4,938)	-

Issuance of shares for:
Reverse merger	19,752,460	19,752				(581)	19,171
Deferred consulting	4,900,000	4,900	1,465,100	(1,470,000)			-
Deferred bonuses	8,000,000	8,000	72,000	(80,000)			-
Legal Fees	2,000,000	2,000	18,000				20,000
Officers' compensation	12,000,000	12,000	108,000				120,000

Net loss						(309,993)	(309,993)
Balance at December 31, 2004	51,590,575	51,590	1,663,100	(1,550,000)	-	(656,691)	(492,001)

Retirement of stock for the
settlement with the former
president	(18,652,710)	(18,652)	(160,588)				(179,240)

Issuance of shares for
Officers' compensation	24,000,000	24,000	216,000				240,000

Amortization of deferred bonuses				10,508			10,508

Shares to be retired for
non-vesting deferred bonuses			(69,492)	69,492			-

Write-down deferred
consulting services			(1,225,000)	1,225,000			-

Issuance of warrants for debt			41,802				41,802

Acquisition of treasury stock					(13,750)		(13,750)

Net loss						(591,133)	(591,133)
Balance at December 31, 2005	56,937,865	$ 56,938	$ 465,822	$ (245,000)	$ (13,750)	$ (1,247,824)	$ (983,814)

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2005	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (591,133)	$ (309,993)	$ (228,768)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	11,456	7,309	9,634
Issuance of stocks for services	240,000	140,000	-
Issuance of warrants for debt	41,802	-	-
Amortization of deferred compensation	10,508	-	-
Gain on disposal of property and equipment	(126)	-
Wrote-off property and equipment	-	35,071	-
(Increase) Decrease in:
Accounts receivable	(27,150)	40,157	(36,400)
Prepaid expenses and other assets	18,398	17,203	27,212
Increase (Decrease) in:
Accounts payable and accrued expenses	258,312	52,710	149,825
Deferred revenue	12,802	(12,580)	5,444
Net Cash Flows Used in Operating Activities	(25,131)	(30,123)	(73,053)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(8,674)	(47,917)
Proceeds from disposal of property and equipment	350	-	-
Cash Increase due to reverse acquisition by Entremetrix	-	19,171	-
Net Cash Flows Provided by Investing Activities	350	10,497	(47,917)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment to related parties	(81,611)	-	-
Proceeds from related party loan	124,000	-	-
Repurchase of common stock	(13,750)	-	-
Net proceeds from notes payable to related parties	-	76,574	74,875
Net Cash Provided by Financing Activities	28,639	76,574	74,875

NET INCREASE (DECREASE) IN CASH	3,858	56,948	(46,095)

CASH AT BEGINNING OF YEAR	117,136	60,188	106,283

CASH AT END OF YEAR	$ 120,994	$ 117,136	$ 60,188

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 9,885	$ 22,731	$ 5,208
Taxes paid	$ 1,600	$ -	$ 800
Noncash Investment and Financing Activities:
Addition of debt to retire common shares and accrued interest	$ 191,988	$ -	$ -
Common stock to be retired for non-vesting deferred bonuses	$ 69,492	$ -	$ -
Write-down deferred consulting services	$ 1,225,000	$ -	$ -
Issuance of common shares for deferred consulting services	$ -	$ 1,470,000	$ -
Issuance of common shares for deferred bonuses	$ -	$ 80,000	$ -
Conversion of accrued expenses into notes payable	$ -	$ 5,064	$ -
Issuance of common shares for reverse merger	$ -	$ 23,174	$ -

See notes to consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

EntreMetrix Corporation, (“EntreMetrix”) was incorporated in the state of Nevada on July 17, 2002. Entremetrix focuses on the development of opportunities to invest in eligible portfolio companies providing early stage capital, strategic guidance and operational support. EntreMetrix also provides human resource management services including payroll processing, workers compensation and payroll tax filings for small to medium size business.

On February 25, 2004, EntreMetrix entered into a Stock Purchase Agreement with Missouri River and Gold Germ Corp (“MRGG”). It is agreed that MRGG will issue to the shareholder of EntreMetrix 19,752,460 shares of common stock of MRGG in exchange of 100% of the registered and fully paid up capital of EntreMetrix. The closing date of this exchange transaction was March 8, 2004.

As a result of the acquisition, the former shareholder of EntreMetrix holds a majority interest (80%) in the combined entity (“the Company”). Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby EntreMetrix is deemed to have purchased MRGG. However, MRGG remains the legal entity and the Registrant for Securities and Exchange Commission (SEC) reporting purposes. The historical financial statements prior to March 8, 2004 are those of EntreMetrix. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of EntreMetrix. After acquiring, the Company changed its name to EntreMetrix Corporation.

On March 7th 2006 the Company filed form N-54A with the SEC to become a Business Development Company (“BDC”) pursuant to section 54 of the Investment Company Act of 1940. The Company’s election provides a platform for the Company to assist eligible, smaller companies, selected by the Company, with guidance, counseling, and financial assistance to help those companies execute their business plans.

EntreMetrix plans to use its Business Development Corporation status to aid its eligible portfolio companies with early stage capital, strategic guidance and operation support. EntreMetrix intends to use its status as a Business Development Company to bring its support and experience for small businesses full circle. The Company plans to leverage its support tools and services to cultivate and support a number of portfolio investment scenarios which they expect to increase the Company’s net asset value. The Company further intends to accelerate its Business Development platform by using its expertise in capital formation, strategic growth and pubic market entry to benefit its eligible portfolio companies.

The Company will also leverage its expertise to provide a unique advantage to its eligible portfolio companies, including the possibility of creating a liquid for the companies’ securities. In the development of liquidity opportunities with its eligible portfolio companies EntreMetrix

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plans to forge shareholder participation in the investment and transaction flow through the distribution of equity to its shareholders for any of the transactions that result in the creation of a liquid market for eligible portfolio companies’ securities. The Company’s plan includes equity distribution of each portfolio company to EntreMetrix shareholders of record at the time of a public market entry of the Company’s portfolio investments.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Effective January 1, 2003, the Company has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company has no federal income tax liability. Instead, the stockholder is liable for individual income taxes on the respective share of the Company’s taxable income.

The S-corporation election was terminated upon the reverse merger disclosed in Note 4.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented. Potential shares consist of stock warrants.

New Accounting Standards: In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statement.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effective adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe this pronouncement will have a material impact in its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued SFAS No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company’s current accounting under APB 25. SFAS 123(R) is effective for the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).

The Company plans to use the modified prospective method to adopt this new standard and will continue to evaluate the impact of SFAS 123(R) on its operating results and financial condition. The pro forma information presented above and in Note 10 presents the estimated compensation charges under SFAS 123, “Accounting for Stock-Based Compensation.” The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this consolidated statement will have any immediate material impact on the Company.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have sufficient funds to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – ACQUISITION

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
$ 19.171

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Information for EntreMetrix Inc. (Formerly known as Missouri River and Gold Gem Corp):

Summary Balance Sheets

	March 8, 2004	December 31, 2003
Current assets	$ 19,171	$ 33,316
Liabilities	-	-

Net Assets	$ 19,171	$ 33,316

Stockholders’ Equity

Stockholders' Equity:	March 8, 2004	December 31, 2003
Preferred stock, $0.001 par value; 100,000,000 shares
authorized; none issued and outstanding	$ -	$ -
Common stock, $0.001 par value; 300,000,000 shares
authorized;4,962,869 shares issued and outstanding	4,938	4,938
Additional paid-in capital	638,433	638,433
Accumulated deficit	(624,200)	(610,055)

Total stockholders' equity	$ 19,171	$ 33,316

Summary Statements of Operations

	For the Period ended	For the Year Ended
	March 8, 2004	December 31, 2003
Revenue	$ -	$ -
General and administrative expenses	14,145	15,259

Net Loss for the Period	$ (14,145)	$ (15,259)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005, 2004, and 2003 consisted of the following:

	2005	2004	2003
Computer equipment and software	$ 10,224	$ 11,433	$ 49,804
Office equipment and furniture	4,734	4,333	2,713
	14,958	15,766	52,517
Less: Accumulated Depreciation	(9,840)	(5,678)	(9,662)
Total	$ 5,118	$ 10,088	$ 42,855

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2005, 2004, and 2003 consisted of the following:

	2005	2004	2003
Accrued interest	$ 22,003	$ 23,027	$ 10,462
Contingent liability	140,000	-	-
Accrued professional fees	16,700	-	7,500
Payroll tax penalty	16,098	-	-
Other	9,702	1,146	6,474

Total	$ 204,503	$ 24,173	$ 24,436

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

Notes Payable to related parties at December 31, 2005, 2004, and 2003 consists of the following:

	2005	2004	2003
1.) Payable to a related party, interest accrued
at 8%, due on December 31, 2006	$ 84,475	$ 84,475	$ 84,475
2.) Payable to a related party, interest accrued
at 20%, due on April 30, 2005	-	30,000	25,000
3.) Payable to a related party, interest accrued
at 16%, due on December 31, 2005	-	79,431	80,522
4.) Payable to a related party, interest accrued
at 6.34%, due on July 1, 2010	-	75,000	-
5.) Payable to a related party, term is open	1,233	1,233	2,335
6.) Payable to a related party, term is open	-	3,831	-
7.) Payable to ICP, a related party, interest
accrued at 12%, due on December 31, 2006 [1]	124,000	-	-
8.) Payable to former President for the settlement,
no interest is accrued, payable in 36 equal
$9,722 payments - See note 18	298,639	-	-
	508,347	273,970	192,332
Less: current portion	240,667	114,495	109,475
Notes payable to related parties, net	$ 267,680	$ 159,475	$ 82,857

1 On May 20, 2005, the Company entered into a Bridge Loan Agreement with Infinity Capital Partners, LLC (“ICP”, a related party), to borrow funds up to $250,000 with the interest payable monthly at 12% per annum and due on December 15, 2005. As of December 31, 2005, the amount drawn against the loan was $114,000. The Company did not fulfill the payment on December 15, 2005; which resulted in a new agreement between the parties. According to the new agreement, a $10,000 penalty was incurred and added to the loan principal, and the loan will continue to bear an interest at 12% per annum on the balance through December 31, 2006. In addition, the Company also failed to raise additional $200,000 in funding from outside interest pursuant to the Agreement; the Company is contingently liable to issue 3,500,000 restricted

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares to the Lender for consideration. The shares were valued at $0.04 per share on December 31, 2005, and the total amount of $140,000 was accrued and charged to interest expense. If the loan is not paid in full on or before the extended due date, an additional 10% penalty will be applied and the interest would be payable monthly.

NOTE 8 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For years ended December 31,
	2005	2004	2003
Numerator:
Net loss	$ (591,133)	$ (309,993)	$ (228,768)
Denominator:
Weighted Average of Common Shares	54,155,581	30,406,832	4,938,115
Per share of common stock:
Net loss per share-basic and diluted	$ (0.01)	$ (0.01)	$ (0.05)

As the Company incurred net loss for the year ended December 31, 2005, the effect of dilutive securities totaling 3,125 equivalent shares has been executed from the calculation of dilutive net loss per share because their effect was anti-dilutive. The Company has no dilutive items for years ended December 31, 2004 and 2003.

NOTE 9 – INCOME TAXES

Provision of income tax consists of a minimum state franchise tax of $800 for each of the year ended December 31, 2005, 2004 and 2003.

As of December 31, 2005, the Company has net operating loss carry forwards, approximately of $303,205 and $274,122 to reduce future federal and state taxable income, respectively. To the extent not utilized, the carry forwards will begin to expire through 2025 for federal tax purposes and through 2015 for state tax purposes. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The deferred tax assets as of December 31, 2005, 2004, and 2003 consist of the following:

	2005	2004	2003
Tax Benefit on net operating loss carry forward	$ 127,294	$ 64,021	$ -
Tax Benefit on contribution carry forward	857	428	-
Temporary differences	8,446	813	-
Less: valuation allowance	(136,597)	(65,262)	-
Net deferred tax assets	$ -	$ -	$ -

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY

Deferred Consulting

On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which NeoTactix agreed to provide certain business consulting services to the Company as specified in the Agreement. In exchange for such services, the Company agreed to issue 4,900,000 shares of the Company’s common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement.

On October 5, 2005, the Board approved a one year extension to the consulting agreement to expire December 31, 2006. The Company wrote-down the deferred consulting services, offset against additional paid in capital, to $245,000 or $0.05 per share which was the closing market price on October 5, 2005. As of December 31, 2005, none of the benchmarks has occurred. The services were deferred until performance committed.

2004 Stock Plan

On September 16, 2004, the Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 7,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company’s stock is at least 110% of the market value at date of grant. At December 31, 2005, no stock options or awards were granted.

Deferred Stock Bonuses

In September 2004, the Board of Directors approved the issuance of 2,000,000 unregistered shares of common stock to each of the four employees and entered into a Restricted Stock Bonus Agreement with each of these employees. Each Restricted Stock Bonus Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the employee does not meet the vesting conditions pursuant to the Agreement by December 31, 2005, then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2005 shall be automatically rescinded and cancelled. Each employee may vote the stock received to the extent any unvested shares are rescinded and cancelled. The shares were valued $0.01 per share

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or $80,000 of total. As of December 31, 2005, 1,050,767 shares were vested and the Company recognized $10,508 in compensation. The balance of 6,949,233 shares in the amount of $69,492 will be rescinded and cancelled in 2006.

Shares for Debt Agreement

On April 1 and July 25, 2005, the Board of Directors of the Company ratified and approved the issuance of 6,000,000 unregistered shares of common stock to each of the Company’s CEO and CFO, and the Company entered into a shares for Debt Agreement with each of them on the same date. The consideration received by the Company consisted of $60,000 in services rendered by each of the two officers during the period from January 1, 2005 through March 31, 2005, and April 1, 2005 through June 30, 2005, respectively, and a full release from any other claims for compensation relating to such period.

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

Stock Warrants

On May 20, 2005, the Company granted warrants to a creditor to purchase up to 1,500,000 shares of the Company’s Common stock in consideration for the issuance of the debt of $114,000 disclosed in Note 7. The warrants are exercisable at $0.01 per share and expire after two years. The warrants were valued at $39,998 using the Black-Scholes option pricing model and were amortized over the term of the note.

On December 30, 2005, the Company granted warrants to a related party to purchase up to 50,000 shares of the Company’s common stock pursuant to the note agreement dated December 11, 2002. The warrants were exercised in 2006 and the Company received $500 in cash. The warrants were valued and expensed at $1,804 using the Black-Scholes option price model.

Stock Repurchase

On July 8, 2005, the Board of Directors authorized the Company to repurchase up to two million of its outstanding shares of common stock from time to time over the next twelve months, depending on market conditions, share price and other factors. During the period, the Company repurchased 159,000 shares in the open market, at an average price of $0.09 per share, for total consideration of $13,750. Treasury stock is accounted for under the cost method.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – MAJOR CUSTOMER

During the year ended December 31, 2005, three major customers accounted for $3,168,470 or 41% of total revenue.

During the year ended December 31, 2004, three major customers accounted for $4,654,940 or 44% of total revenue.

During the year ended December 31, 2003, one major customer accounted for $3,764,629 or 55% of total revenue.

NOTE 12 – LEASE COMMITTMENTS

The Company leases office facilities on a month-to-month basis for $5,355 per month. Rent expenses for the years ended December 31, 2005, 2004, and 2003 were $61,861, $64,174, and $45,396, respectively.

NOTE 13 – SEGMENT INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that enterprises to disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 14 – TERMINATION OF BUSINESS COMBINATION

In March 2003, the Company announced to be acquired by a subsidiary of Kaire Holding, Inc. (“Kaire”), a publicly-held company, for $2,750,000. The acquisition was reversed and unwound on February 25, 2004.

NOTE 15 – SETTLEMENT OF ACCOUNTS RECEIVABLE

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

NOTE 16 – FORGIVENESS OF DEBT

During 2005, a former attorney agreed to forgive the balance of $45,884 owed by the Company. The Company included this gain in Other Income.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; and (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2005.

NOTE 18 – LETIGATION SETTLEMENT

On August 19, 2004, a civil complaint for breach of contract, declaratory relief, fraud, rescission and appointment of a receiver was filed against the Company with Superior Court of the State of California for the County of Orange. The complaint was filed by the former president of the Company who was terminated by the Board of Directors on August 3, 2004 for misappropriation of assets. The Board of Directors also cancelled the shares issued to the former president in connection with the reverse merger as disclosed in Note 4. The court denied a broad temporary restraining order, but granted a limited order. Under the limited order, the Company may not cancel the former president’s stocks, issue new stock without the Court’s consent, or incur any expenditure, liability, obligation or issue any check, draft or other instrument unless such instrument bears the signature of the former president as wells as an officer or director of the Company. The limited order has expired; the Company is allowed to issue new stock, incur any expenditure, liability, obligation or issue any check, draft or other instrument except to cancel the former president’s stocks. The Company filed a counter claim alleging that the former president had no legal right for 66% of those shares or 13,036,742 shares which would be used for future acquisitions and corporate endeavors pursuant to an oral agreement. The Company also alleged the former president for breach of fiduciary duty and misappropriation of the Company’s assets.

On May 23, 2005, the Company entered into a settlement agreement with the former president and his wife to discontinue the civil complaint against the Company. The Company agreed to pay a sum of $350,000 to the former president who, in return, agreed to file a dismissal of the entire action, with prejudice, as to all defendants identified in the agreement, returned the remaining 18,652,710 shares of the Company’s common stock and all property and documents still in their control and possession, and forgave any notes and accrued interest owed by the Company to him. The settlement is payable over thirty-six (36) months with the first payment due on June 1, 2005, without any interest accrued to the unpaid balance, and secured by personal promissory note by both the CEO and the CFO of the Company. The Company also agreed to file a dismissal of the cross-complaint against the former president and his wife.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for these transactions using a constructive retirement approach and charged the excess of the net settlement amount over the par value to paid-in capital.

Settlement amount	$ 350,000
Less: Forgiven notes payable	158,011
Less: Forgiven accrued interest	12,748
Net settlement amount	179,241
Par value of returned 18,652,710 shares	(18,653)
Excess of settlement amount over
over par value charged to paid-in capital	$ 160,588

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

NAME	AGE	POSITION
Scott Absher	46	Chief Executive Officer & Director
George LeFevre	38	Chief Financial Officer, Secretary & Director

Scott Absher, Chief Executive Officer, and Director

As CEO of EntreMetrix, Mr. Absher is responsible for the oversight, and management of the company’s day to day business affairs.

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

Since 2004 Mr. Lefevre has served as a director and CFO of Entremetrix, and in 2005 was elected as CEO of MotivNation, Inc. George Lefevre is also the co-founder and Managing Partner of NeoTactix, a company focused on mergers, acquisitions and structural guidance for small public companies. From 1998 to 2000, Mr. Lefevre assisted in the formation and funding of PTM Molecular Biosystems. He was the Chief of Finance and key officer for strategic business ventures. Mr. Lefevre has invested in and managed portfolios of securities since 1991. He received a B.S. in Business Administration Finance from California State University, Long Beach.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2005 there were no delinquent filers.

Audit Committee

We do not have an Audit Committee, our board of directors during 2005, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that of our officers and directors serve in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only two officers and two directors operating as the sole management for the Company in 2005. We believe that as a result of the limited interaction which occurs with having only two officers and two directors for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Stock Option Plan

On September 16, 2004, our Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 7,000,000 shares of common stock reserved for issuance and under which we may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company’s stock is at least 110% of the market value at date of grant. At December 31, 2005, no stock options or awards were granted.

ITEM 11.	EXECUTIVE COMPENSATION

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

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary (2)	Bonus	Other Annual Compensation	Restricted Stock	Options	LTIP Payouts	All Other Compensation
Scott Absher – CEO & Director (1) (2)	2005	$155,000
	2004	-
	2003	-
George LeFevre – CFO, Secretary & Director (1) (2)	2005	$142,500
	2004	-
	2003	-

(1)	There was no compensation for any officer’s and directors for the years ending December 31, 2004 and 2003
(2)	Amounts noted are actual cash amounts paid and accrued salaries combined in their respective year. The following are the accrued salaries:
a.	Scott Absher
i.	2005- $120,000 in accrued salary. This debt was settled in exchange for 6,000,000 restricted shares at a discounted rate of $.01 per share.
b.	George Lefevre
i.	2005- $120,000 in accrued salary, this debt was settled in exchange for 6,000,000 restricted shares at a discounted rate of $.01 per share.

As of December 31, 2005, we do not have any agreements in place for the amount of annual compensation that our officers, directors and employees will receive in the future.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on December 31, 2005, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 56,937,865 shares of common stock outstanding as of December 31, 2005.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2005 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percentage
Scott Absher- CEO, Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	20,450,000	35.9%
George LeFevre- CFO, Secretary, Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	20,450,000	35.9%
All executive officers, directors, and beneficial owners as a group	40,900,000	71.8%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neotactix, Inc. Consulting Agreement

On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services, in exchange for 4,900,000 shares of the Company’s common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement. On October 5, 2005 the Board of Directors extended the agreement for one year to commence on October 31, 2006

On August 26, 2004 the board elected both managing partners of NeoTactix, Scott Absher and George LeFevre to the board of directors of the Company. In addition the board of directors elected Scott Absher as CEO, and George LeFevre as CFO and Secretary. The original agreement with NeoTactix still stands and will be reviewed as of the expiration date.

Richard McKinley

On May 23, 2005 a $350,000 note was issued to Richard McKinley due to a settlement agreement reached by the Company and Richard McKinley. The note is to be paid over thirty-six (36) months with the first payment occurring on June 1, 2005, and without any interest accrued to the unpaid balance, and secured by personal promissory note by both Scott Absher and George Lefevre.

MotivNation Inc.

Entremetrix provides structural support services for MotivNation, Inc., which George Lefevre serves as a Director and CEO. In addition Jay Isco is the CFO of MotivNation, and participates as a part time employee of Entremetrix.

Scott Absher & George LeFevre

In December 2002 Scott Absher (CEO) and George LeFevre (CFO) loaned the company $84,475 for start up capital. This note will vest on December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Spector & Wong, LLP, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $33,000 and $32,500, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

The aggregate fees to be billed by Spector & Wong for professional services to be rendered for tax fees for fiscal years 2005 and 2004 were $5,550 and $750, respectively.

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

Not applicable.

PART IV

ITEM 15.	EXHIBITS & FINANCIAL STATEMENT SCHEDULES

No.	Exhibit
(3)(i)(a)	Articles of Incorporation as previously filed on form 10-SB
(3)(i)(b)	Articles of Amendment dated September 17, 1984 as previously filed on form 10-SB
(3)(i)(c)	Restated Articles of Incorporation dated 8/7/86 as previously filed on form 10-SB
(3)(i)(d)	Certificate of Amendment to Articles dated 5/26/90 as previously filed on form 10-SB
(3)(ii)	By Laws as previously filed on form 10-SB
31.1 & 31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Reports on Form 8-K

No Form 8-K was filed during the 4th Quarter of 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTREMETRIX CORPORATION

By: /s/ Scott Absher
Scott Absher, CEO

Date: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Absher	Chief Executive Officer
Scott Absher	and Director	April 17, 2006

/s/ George LeFevre	Chief Financial Officer,
George LeFevre	Secretary and Director	April 17, 2006