Form 10-Q
period 2006-03-31
ENTREMETRIX CORP
filed 2006-05-22
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-33109

Entremetrix Corporation

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	81-0555579 (I.R.S. Employer Identification No.)
18101 Von Karman Avenue, Suite 330 Irvine, California (Address of principal executive offices)	92612 (Zip Code)

Registrant's telephone number, including area code (888) 798-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes        No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2006, there were 56,987,865 shares of common stock, par value $0.001, issued and outstanding.

ENTREMETRIX CORPORATION

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1	Financial Statements

ENTREMETRIX CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
	March, 31	December 31,
	2006	2005
	Unaudited	Audited
Current Assets	2006	2005
Cash	$ 112,906	$ 120,994
Accounts receivable	49,095	37,146
Prepaid expenses	4,012	19,623
Total Current Assets	166,013	177,763

Property and equipment, net of accumulated depreciation
of $10,915 for 2006, and $9,840 for 2005	4,043	5,118

Other Assets
Deposits	2,760	4,945
Total Other Assets	2,760	4,945

TOTAL ASSETS	$ 172,816	$ 187,826
Current Liabilities
Accounts payable	$ 192,913	$ 184,097
Payroll liabilities	282,481	261,891
Other current liabilities	202,866	204,503
Deferred revenue	14,755	12,802
Notes payable to related parties, current portion	240,667	240,667
Total current Liabilities	933,682	903,960

Notes payable to related parties, net of current portion	263,680	267,680

TOTAL LIABILITIES	1,197,362	1,171,640

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized; 56,987,865
and 56,937,865 shares issued and outstanding in 2006 and 2005, respectively	56,988	56,938
Paid-in capital	466,272	465,822
Deferred consulting and compensation	(245,000)	(245,000)
Accumulated deficit	(1,289,056)	(1,247,824)
Treasury stock (159,000 shares, at cost)	(13,750)	(13,750)
Total Stockholders' Deficit	(1,024,546)	(983,814)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 172,816	$ 187,826

See notes to interim unaudited consolidated financial statements	4

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31,	2006	2005	2004
Revenues	$ 1,833,728	$ 2,134,053	$ 1,993,00

Cost and Expenses
Cost of revenue	1,772,799	2,026,846	1,921,153
Selling, general and administrative expenses	88,878	122,704	163,654
	1,861,677	2,149,550	2,084,807

Operating loss	(27,949)	(15,497)	(91,806)

Other Income (Expenses):
Interest and Other Income	2	61	41
Interest and Other Expenses	(12,484)	(7,863)	(5,730)
Total Other Income (Expenses)	(12,482)	(7,802)	(5,689)

Net loss before Income Taxes	(40,431)	(23,299)	(97,495)

Provision for Taxes	800	800	800

Net Loss	$ (41,231)	$ (24,099)	$ (98,295)

Net loss per share, Basic and Diluted	NIL	NIL	$ (0.05)

Weighted Average Number of Shares	56,954,532	51,590,575	4,938,115

See notes to interim unaudited consolidated financial statements	5

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31,	2006	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (41,231)	$ (24,099)	$ (98,295)
Adjustments to reoncile net loss to net cash used in
operating activities:
Depreciation and amortization	1,075	2,229	3,352
(Increase) Decrease in:
Accounts receivable	(11,949)	3,491	-
Other receivable	-	549	13,511
Prepaid expenses and other assets	15,611	16,033	(3,225)
Deposits	2,185	-	(10,920)
Increase (Decrease) in:
Accounts payable and accrued expenses	27,768	12,275	92,883
Deferred revenue	1,953	-	146,681
Net Cash Flows Provided by (Used in) Operating Activities	(4,588)	10,478	143,987

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(3,874)
Cash Increase due to reverse acquisition by Entremetrix	-	-	19,171
Net Cash Flows Provided by Investing Activities	-	-	15,297

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment to related parties	(4,000)	-	-
Proceeds from related party loan	-	-	91
Proceeds from exercising stock warrants	500	-	-
Net Cash Provided by (Used in) Financing Activities	(3,500)	-	91

NET INCREASE (DECREASE) IN CASH	(8,088)	10,478	159,375

CASH AT BEGINNING OF PERIOD	120,994	117,136	60,188

CASH AT END OF PERIOD	$ 112,906	$ 127,614	$ 219,563

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 3,720	$ 1,000	$ 3,532
Taxes paid	$ -	$ -	$ 800

See notes to interim unaudited consolidated financial statements	6

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: EntreMetrix Corporation, (“EntreMetrix”) was incorporated in the state of Nevada on July 17, 2002. Entremetrix is a Business Development Corporation (BDC) focusing on the development of opportunities to invest in eligible portfolio companies providing early stage capital, strategic guidance and operational support. EntreMetrix also provides human resource management services including payroll processing, workers compensation and payroll tax filings for small to medium size business.

On February 25, 2004, EntreMetrix entered into a Stock Purchase Agreement with Missouri River and Gold Gem Corp (“MRGG”). It was agreed that MRGG would issue to the owner of EntreMetrix 19,752,460 shares of common stock of MRGG in exchange of 100% of the registered and fully paid up capital of EntreMetrix. The closing date of this exchange transaction was March 8, 2004.

As a result of the acquisition, the former owner of EntreMetrix holds a majority interest (80%) in the combined entity (“the Company”). Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby EntreMetrix is deemed to have purchased MRGG. However, MRGG remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to March 8, 2004 are those of EntreMetrix. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of EntreMetrix. After acquiring, the Company changed its name to EntreMetrix Corporation, and the subsidiary changed its name to Enstruxis, Inc.

On March 7, 2006 the Company filed form N-54A with the SEC to become a Business Development Company (“BDC”) pursuant to section 54 of the Investment Company Act of 1940. The Company’s election provides a platform for the Company to assist eligible, smaller companies, selected by the Company, with guidance, counselling, and financial assistance to help those companies execute their business plans.

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

Presentation of Interim Information: The accompanying consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2006 and for the three months ended March 31, 2006, 2005 and 2004 have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of EntreMetrix Corporation. and its subsidiaries after elimination of all inter-company accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

Use of estimates The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented. Potential shares consists of stock warrants.

New Accounting Pronouncements The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” and SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

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

NOTE 3 – ACQUISITION

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

Details of the net liabilities acquired at book value at the acquisition dates are as follows:

Current assets	$ 19,171
Less: Current liabilities	-
$ 19.171

Supplemental Information for EntreMetrix Inc. (Formerly known as Missouri River and Gold Gem Corp):

Summary Balance Sheets

	March 8, 2004	December 31, 2003
Current assets	$ 19,171	$ 33,316
Liabilities	-	-

Net Assets	$ 19,171	$ 33,316

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION	(continued)

Stockholders’ Equity

Stockholders' Equity:	March 8, 2004	December 31, 2003
Preferred stock, $0.001 par value; 100,000,000 shares
authorized; none issued and outstanding	$ -	$ -
Common stock, $0.001 par value; 300,000,000 shares
authorized;4,962,869 shares issued and outstanding	4,938	4,938
Additional paid-in capital	638,433	634,833
Accumulated deficit	(624,200)	(610,055)

Total stockholders' equity	$ 19,171	$ 29,716

Summary Statements of Operations

	For the Period ended	For the Year Ended
	March 8, 2004	December 31, 2003
Revenue	$ -	$ -
General and administrative expenses	14,145	15,259

Net Loss for the Period	$ (14,145)	$ (15,259)

NOTE 4 – MAJOR CUSTOMERS

During the three months ended March 31, 2006, three major customers accounted for $843,303 or 46% of total revenues.

During the three months ended March 31, 2005, two major customers accounted for $568,641 or 26.5% of total revenues.

During the three months ended March 31, 2004, three major customers accounted for $854,997 or 42.9% of total revenue.

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of:

	(Unaudited)	(Audited)
	March 31,	December 31,
	2006	2005
Accrued Interest Expenses	$ 23,669	$ 22,003
Contingency liability	140,000	140,000
Accrued Professional Expenses	7,700	16,700
Payroll tax penalty	17,994	16,098
Other	13,503	9,702
Total	$ 202,866	$ 204,503

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months ended
	March 31,
	2006	2005	2004
Numerator:
Net Loss	$ (41,231)	$ (23,299)	$ (91,659)
Denominator:
Weighted Average Number of Shares	56,954,532	51,590,575	4,938,115

Net loss per share-Basic and Diluted	NIL	NIL	$ (0.02)

As the Company incurred net losses for the three months ended March 31, 2006, 2005, and 2004, the effect of dilutive securities totaling zero, 3,908,250, and 539,340 equivalent shares, respectively, has been excluded from the calculation of dilutive net loss per share because their effects were anti-dilutive. However, there were 1.5 million shares out-of-money stock warrants outstanding as of March 31, 2006.

NOTE 7 – STOCKHOLDERS’ EQUITY

As of March 31, 2006, there were 6,949,233 shares of common stock pending to be cancelled due to non-compliance of the vesting conditions stated in the restricted stock bonus agreements dated in September 2004.

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of March 31, 2006.

NOTE 9 – SEGMENT INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 10 – RISK MANAGEMENT

The Company is expected to various risks of loss related torts; theft of, damage to and destruction of assets, error and omissions and natural disasters for which EntreMetrix does not renew its commercial insurance in 2006.

ITEM 2               Managements Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We focus on the development of opportunities to invest in eligible portfolio companies providing early stage capital, strategic guidance and operational support. We also provide structural support services for small businesses including, financial guidance in areas of treasury management, general accounting oversight and capital formation, employee-related administration and regulatory compliance as well as handling of such areas as payroll, benefits and insurance operations, regulatory filings and overall HR guidance as the client’s “Administrative Employer”, strategic guidance in the areas of sales strategy and automation.

Our principal objective is long-term capital appreciation. We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, we will provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

In addition, we may acquire either a minority or controlling interest in mature companies in a roll-up strategy. It is anticipated that any acquisitions will be primarily in exchange for our common stock, or a combination of cash and stock. The principal objective of acquisitions pursuant to a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to our shareholders, or reverse merger into a publicly traded shell corporation.

We operate as an internally managed investment company whereby our officers and employees conduct our operations under the general supervision of our Board of Directors. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

Our common stock trades on the over the counter bulletin board under the symbol “ERMX.”

Our financial statements have been prepared assuming we will continue as a going concern. Because we have historically incurred operating losses, and expect those losses to continue in the future, our Certified Public Accountants included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern.

Our strategy is to expand into several key U.S. markets offering our core support services and cultivating investment opportunities within a growing client base. We expect to grow through direct sales development in selected local U.S. markets and will continue to develop and evaluate investment and acquisition opportunities in these same local markets of similar firms offering services that complement and support our target clients and investment opportunities.

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

Regulation as a BDC

Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDC’s. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC’s directors be persons other than “interested persons,” as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of the holders of a majority of its outstanding voting securities. BDC’s are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry.

Generally, a BDC must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.” More specifically, in order to qualify as a BDC, a company must (1) be a domestic company; (2) have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities Exchange Act of 1934; (3) operate for the purpose of investing in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress; (4) extend significant managerial assistance to such portfolio companies; and (5) have a majority of “disinterested” directors (as defined in the 1940 Act).

An eligible portfolio company is, generally, a U.S. company that is not an investment company and that (1) does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; or (2) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (3) meets such other criteria as may be established by the Securities and Exchange Commission. Control under the 1940 Act is generally presumed to exist where a BDC owns 25% of the outstanding voting securities of the company.

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDC’s may acquire to “qualifying assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or its officers, directors, or affiliates.

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment.

A BDC must make significant managerial assistance available to the issuers of eligible portfolio securities in which it invests. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The portfolio company does not have to accept the BDC’s offer of managerial assistance, and if they do accept may be required to pay prevailing market rates for the services.

We have one wholly-owned subsidiary, Enstruxis, Inc., a Nevada corporation, which is an eligible portfolio company. We are actively seeking additional quality eligible portfolio companies in which to make an investment and provide managerial assistance.

Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005

Results of Operations

Introduction

Our revenues for the first quarter of 2006 were substantially similar to the first quarter of 2005, as was our cost of revenue as a percentage of revenue. All of our revenue was generated by our wholly-owned subsidiary, Enstruxis, for administrative support services.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005 and December 31, 2005, are as follows:

	3 Months Ended March 31, 2006	3 Months Ended March 31, 2005	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2005

Revenue	$1,833,728	2,134,053	(14.1)%	$1,762,680
Cost of revenue	1,772,799	2,026,846	(12.5)%	1,630,987
Selling, General & Administrative Expenses	88,878	122,704	(27.6)%	220,807

Operating loss	$(27,949)	(15,497)	80.4%	$(217,167)

Our cost of revenue consists primarily of client federal and state payroll taxes, client salary & wages, workers compensation, 401K, union benefits and consulting fees. Our cost of revenue as a percentage of revenue remained relatively consistent at 97% versus 95% and 93% for the first quarters of 2006 and 2005, and the fourth quarter of 2005, respectively.

Our selling, general and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending. These expenses decreased by 27.6% for the first quarter of 2006 versus 2005, primarily as a result of decreases in salary and wages. In addition there was decrease in rent and commissions expense of 71.1% and 91.2% respectively for the same time period. The expenses were $220,807 for the fourth quarter of 2005, a 59.7% decrease compared to the first quarter of 2006. The major expenses incurred during the three months ended March 31, 2006 and 2005, and December 31, 2005, were:

	3 Months Ended March 31, 2006	3 Months Ended March 31, 2005	3 Months Ended December 31, 2005

Major Expenses:
Rent	$5,280	$18,290	$9,254
Commissions	804	9,162	4,295
Computer & Software Expenses	9,821	10,083	2,744
Salary & Wages	37,500	52,861	47,500
Accounting Fees	7,000	7,000	17,600
Legal Fees	0	6,402	27,026
Penalties	2,753	0	71,342
Stock Related Fees	3,263	518	2,317

Total Major Expenses	66,421	104,316	182,078

Total Expenses	88,877	122,704	220,807

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended March 31, 2006 and 2005, as compared to the three months ended December 31, 2005 are as follows:

	3 Months Ended March 31, 2006	3 Months Ended March 31, 2005	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2005

Interest and other income	2	61	(96.7)%	$46,010
Interest and other expenses	(12,484)	(7,863)	58.8%	(217,167)
Total other income (expenses)	(12,482)	(7,802)	60.0%	(171,157)

Net loss	$(41,231)	(24,099)	71.1%	$(260,271)

During the three months ended March 31, 2006, our total other expenses increased by 60% compared to the three months ended March 31, 2005 as a result of increases in interest expense. This resulted in a corresponding increase in our net loss when comparing the same periods.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2006, we did not generate positive cash flow. As a result, we funded our operations by using cash on hand.

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

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2006, as compared to March 31, 2005 and December 31, 2005, were as follows:

	March 31,	March 31,	December 31,
	2006	2005	2005

Cash	$112,906	$127,614	$120,994
Accounts receivable	49,095	6,505	37,146
Prepaid expenses	4,012	21,439	19,623
Total current assets	166,013	155,558	187,826
Total assets	172,816	175,073	187,826
Total current liabilities	933,682	531,697	903,960
Total liabilities	1,197,362	691,172	1,171,640

Cash Requirements

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

Sources and Uses of Cash

Operations

Net cash used in operating activities for the three months ended March 31, 2006 and 2005 were $(4,588) and $10,478, respectively. For the three months ended March 31, 2006, the net cash used came primarily from a net loss of $(41,231) and a decrease in accounts receivable of $(11,949), offset by a decrease in prepaid expenses and other assets of $15,611 and an increase in accounts payable and accrued expenses of $27,768.

Financing

Net cash provided by investing activities for the three months ended both March 31, 2006 and 2005 was zero.

Net cash used in financing activities for the three months ended March 31, 2006 and 2005, were $(3,500) and zero, respectively. For the three months ended March 31, 2006, the net cash came from the repayment to related parties of $(4,000), offset by proceeds from the exercise of warrants of $500.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 to our consolidated financial statements. The following describes the general application of accounting principles that impact our consolidated financial statements.

Our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating eligible portfolio company there is no quantitative information, as of March 31, 2006, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Our primary financial instruments are cash in banks and money market instruments. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes. We are not currently exposed to any material currency exchange risk.

ITEM 4	Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1	Legal Proceedings

Beginning on June 1, 2005, we started making monthly payments to Richard McKinley per the terms of our settlement agreement with him. We are obligated to pay him a total of $350,000 over thirty-six (36) months. As of May 1, 2006, we are $75,000 in arrears in monthly payments to Mr. McKinley.

Other than as set forth above, in the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A	Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2006, we issued 50,000 shares of our common stock, restricted in accordance with Rule 144, to Mike Isco upon the exercise of warrants for total consideration of $500. The warrants were issued in connection with the issuance of a Promissory Note dated December 11, 2002. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Isco was a sophisticated investor familiar with our operations.

ITEM 3	Defaults Upon Senior Securities

Beginning on June 1, 2005, we started making monthly payments to Richard McKinley per the terms of our settlement agreement with him. We are obligated to pay him a total of $350,000 over thirty-six (36) months. As of May 1, 2006, we are $75,000 in arrears in monthly payments to Mr. McKinley.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

On March 7, 2006, we filed an election to be treated as a business development company under the Investment Company Act of 1940, which became effective on the date of filing.

ITEM 6	Exhibits

3.1 (1)	Articles of Incorporation of MCGINNIS-POWELL & SONS, INC. dated July 28, 1983

3.2 (1)	Articles of Amendment changing name to Missouri River Gold and Gem Corp. dated September 17, 1984

3.3 (1)	Restated Articles of Incorporation dated August 7, 1986, changing name to American Dental Products Corporation

3.4 (1)	Amendment to Articles of Incorporation changing name to Missouri River and Gold Gem Corp. dated May 26, 1990

3.5	Amendment to Articles of Incorporation changing name to Entremetrix Corporation dated May 6, 2004

3.6 (1)	Bylaws of Missouri River Gold and Gem Corp.

10.1	Addendum to Bridge Note Agreement with Infinity Capital Partners dated Marcy 21, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Form 10-SB filed with the Commission on August 21, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Entremetrix Corporation

Dated: May 22, 2006		/s/ Scott W. Absher
	By:	Scott W. Absher
	Its:	President