Form 10-Q
period 2006-06-30
ENTREMETRIX CORP
filed 2006-08-15
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2006, there were 57,987,865 shares of common stock, par value $0.001, issued and outstanding.

ENTREMETRIX CORPORATION

TABLE OF CONTENTS

PART I

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

ITEM 1	Financial Statements

ENTREMETRIX CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
	June 30,	December 31,
	2006	2005
	Unaudited	Audited
ASSETS
Current Assets
Cash	$ 118,799	$ 120,994
Accounts receivable, net	45,024	37,146
Prepaid expenses	36,494	19,623
Total Current Assets	200,317	177,763

Property and equipment, net of accumulated depreciation
of $11,740 for 2006, and $9,840 for 2005	3,217	5,118

Other Assets
Deposits	2,760	4,945
Total Other Assets	2,760	4,945

TOTAL ASSETS	$ 206,294	$ 187,826
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 197,368	$ 184,097
Payroll liabilities	266,810	261,891
Other current liabilities	201,505	204,503
Deferred revenue	39,502	12,802
Notes payable to related parties, current portion	240,667	240,667
Total current Liabilities	945,852	903,960

Notes payable to related parties, net of current portion	263,680	267,680

TOTAL LIABILITIES	1,209,532	1,171,640

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized; 56,987,865
and 56,937,865 shares issued and outstanding in 2006 and 2005, respectively	56,988	56,938
Paid-in capital	466,272	465,822
Deferred consulting and compensation	(245,000)	(245,000)
Accumulated deficit	(1,265,333)	(1,247,824)
Treasury stock (159,000 shares, at cost)	(16,165)	(13,750)
Total Stockholders' Deficit	(1,003,238)	(983,814)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 206,294	$ 187,826

See notes to interim unaudited consolidated financial statements	4

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For three months ended		For six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$ 1,789,030	$ 1,971,714	$ 3,622,758	$ 4,105,767

Cost of Revenues	1,677,577	1,856,780	3,450,376	3,883,626

Gross Profit	111,453	114,934	172,382	222,141

Selling, General and Administrative Expenses	75,730	394,087	164,607	516,791

Operating Income (Loss)	35,723	(279,153)	7,775	(294,650)

Other Income (Expenses):
Interest and Other Income	2	1	3	62
Interest Expense	(12,002)	(4,530)	(24,487)	(12,394)
Total Other Income (Expenses)	(12,000)	(4,529)	(24,484)	(12,332)

Net Income (Loss) before Income Taxes	23,723	(283,682)	(16,709)	(306,982)

Provision for Taxes	-	-	800	800

Net Income (Loss)	$ 23,723	$ (283,682)	$ (17,509)	$ (307,782)

Net Income (Loss) per share, Basic and Diluted	NIL	$ (0.01)	NIL	$ (0.01)

Weighted Average Number of Shares	56,987,865	51,023,908	56,987,865	51,307,242

See notes to interim unaudited consolidated financial statements	5

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (17,509)	$ (307,782)
Adjustments to Reoncile Net Loss to Net Cash Provided by (Used in)
Operating Activities:
Depreciation and Amortization	1,901	4,458
Issuance of Stocks for Services	-	120,000
(Increase) Decrease in:
Accounts Receivable	(7,878)	(9,319)
Other Receivable	-	549
Prepaid Expenses	(16,871)	9,658
Deposits	2,185	-
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	15,192	105,637
Deferred Revenue	26,700	67,803
Net Cash Flows Provided by (Used in) Operating Activities	3,720	(8,996)

CASH FLOW FROM INVESTING ACTIVITIES
Net Cash Flows Provided by Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Repayment to Related Parties	(4,000)	(49,444)
Proceeds from Related Party Loan	-	114,000
Proceeds from exercising stock warrants	500	-
Repurchase of common stock	(2,415)
Net Cash Provided by (Used in) Financing Activities	(5,915)	64,556

NET INCREASE (DECREASE) IN CASH	(2,195)	55,560

CASH AT BEGINNING OF PERIOD	120,994	117,136

CASH AT END OF PERIOD	$ 118,799	$ 172,696

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 7,440	$ 12,395
Taxes Paid	$ -	$ -
Noncash Investment and Financing Activities:
Addition of Debt to Retire Common Shares and Accrued Interest	$ -	$ 191,988

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

Presentation of Interim Information: The accompanying consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been made. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

New Accounting Pronouncements In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

FASB has also issued Statements of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” and SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

NOTE 2 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may have insufficient funds to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

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

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 – MAJOR CUSTOMERS

Revenues from the two major customers for the three months ended June 30, 2006 and 2005 were $843,345 and $587,034 or 48% and 30% of total revenue, respectively.

Revenues from the two major customers for the six months ended June 30, 2006 and 2005 were $1,430,739 and $1,146,734 or 40% and 28% of total revenue, respectively.

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of:

	(Unaudited)	(Audited)
	June 30,	December 31,
	2006	2005
Accrued Interest Expenses	$ 25,354	$ 22,003
Contingency liability	140,000	140,000
Accrued Professional Expenses	7,000	16,700
Payroll tax penalty	27,400	16,098
Other	1,751	9,702
Total	$ 201,505	$ 204,503

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income (Loss)	$ 23,723	$ (283,682)	$ (17,509)	$ (307,782)
Denominator:
Weighted Average Number of Shares	56,987,865	51,023,908	56,987,865	51,307,242

Net income (loss) per share-Basic and Diluted	NIL	$ (0.01)	NIL	$ (0.01)

As the Company incurred net losses for the six months ended June 30, 2006, the effect of dilutive securities totaling 457,793 equivalent shares has been excluded from the calculation of dilutive net loss per share because their effects were anti-dilutive.

There were 1,500,000 shares out-of-money warrants excluded from the calculation of diluted earnings per share for three and six months ended June 30, 2005 because the exercise price of the stock warrants was greater than the average share price of the common stock.

NOTE 7 – STOCKHOLDERS’ EQUITY

As of June 30, 2006, there were 6,949,233 shares of common stock pending to be cancelled due to non-compliance of the vesting conditions stated in the restricted stock bonus agreements dated in September 2004.

On May 26, 2006, the Company filed an Offering Circular with the SEC to sell up to $5 million of the Company’s common stock. The shares are without restriction legend pursuant to an exemption from

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

registration provided by Regulation E promulgated under the Securities Act of 1933. The offering begins on June 13, 2006 and expires after one year. The offering can be terminated and amended any time before the expiration date. As of June 30, 2006, no shares were sold.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2006.

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

NOTE 11 – PENDING LITIGATIONS

On April 7, 2006, a former attorney of the Company filed a claim against the Company for the unpaid billings. This claim of $15,110 represents the legal service provided by the attorney in the defence of the Company and the board of directors in a legal action settled in 2005. A hearing is scheduled on August 23, 2006. On April 14, 2006, the former attorney filed another claim against the Company for the unpaid billings. This claim of $8,116 represents the legal service provided by the attorney in the prosecution of a slander lawsuit against several defendants, and has been paid off as of July 27, 2006. A heating is scheduled on August 30, 2006. A liability of $23,226 has been included in accounts payable as of June 30, 2006. Management believes that the amount of ultimate liability with respect to both actions will not materially exceed such amount.

On June 6, 2006, the Company filed a lawsuit against a former officer of the Company for breach of contract. The Company is holding any payments due to the same officer on a prior settlement due to the breach of the contract.

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENT

Stock Subscription

On July 7, 2006, the Company sold an aggregate of 1,000,000 shares of the Company’s common stock to two investors pursuant to the Offering Circular dated May 26, 2006 for aggregate consideration of $250,000.

Settlement Agreement

On July 7, 2006, an former attorney of the Company agreed to cancel 1,000,000 shares of the retaining 2 million shares to the Company. The CEO and the CFO of the Company each agreed to assume half of the total legal fees payable to the attorney for the amount of $170,432. The amounts were converted into on demand notes payable with accruing interest at 8% per annum.

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

We have one wholly-owned subsidiary, Enstruxis, Inc., a Nevada corporation, which is an eligible portfolio company. We have investments in two other eligible portfolio companies, PreVantix and Advanced Nitride Devices. We are actively seeking additional quality eligible portfolio companies in which to make an investment and provide managerial assistance.

Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005

Results of Operations

Introduction

Our revenues for the second quarter of 2006 were substantially similar to the second quarter of 2005, as was our cost of revenue as a percentage of revenue. All of our revenue was generated by our wholly-owned subsidiary, Enstruxis, for administrative support services.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating income and loss for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 and March 31, 2006, are as follows:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	Percentage Change Increase (Decrease)	3 Months Ended March 31, 2006

Revenue	$1,789,030	$1,971,714	(9.3)%	$1,833,728
Cost of revenue	1,677,577	1,856,780	(9,7)%	1,772,799
Selling, General & Administrative Expenses	75,730	394,087	(80.8)%	88,878

Operating income (loss)	$35,723	$(279,153)	(112.8)%	$(27,949)

Our cost of revenue consists primarily of client federal and state payroll taxes, client salary & wages, workers compensation, 401K, union benefits and consulting fees. Our cost of revenue as a percentage of revenue remained relatively consistent at 94% versus 94% and 97% for the second quarters of 2006 and 2005, and the first quarter of 2006, respectively.

Our selling, general and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending. These expenses decreased by 80.8% for the second quarter of 2006 versus 2005, primarily as a result of decreases in salary and wages. In addition there was decrease in rent and commissions expense of 72.9% and 100% respectively for the same time period. The expenses were $88,878 for the first quarter of 2006, a 14.7% decrease compared to the second quarter of 2006. The major expenses incurred during the three months ended June 30, 2006 and 2005, and March 31, 2006, were:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	3 Months Ended March 31, 2006

Major Expenses:
Rent	$5,321	$19,667	$5,280
Commissions	0	6,375	804
Computer & Software Expenses	2,513	2,513	9,821
Salary & Wages	37,500	295,546	37,500
Accounting Fees	6.700	7,000	7,000
Legal Fees	3,138	365	0
Penalties	1,313	2,888	2,753
Stock Related Fees	4,461	2,147	3,263

Total Major Expenses	60,946	336,501	66,421

Total Expenses	75,730	394,087	88,878

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended June 30, 2006 and 2005, as compared to the three months ended March 31, 2006 are as follows:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	Percentage Change Increase (Decrease)	3 Months Ended March 31, 2006

Interest and other income	$2	$1	100%	$2
Interest and other expenses	(12,002)	(4,530)	165%	(12,484)
Total other income (expenses)	(12,000)	(4,529)	165%	(12,482)

Net income (loss)	$23,723	$(283,682)	108%	$(41,231)

During the three months ended June 30, 2006, our total other expenses increased by 165% compared to the three months ended June 30, 2005 as a result of increases in interest expense. This resulted in a corresponding decrease and increase in our net income and loss respectively when comparing the same periods.

Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

Results of Operations

Introduction

Our revenues for the six months ending June 30, 2006 were substantially similar to the six months ending June 30, 2005, as was our cost of revenue as a percentage of revenue. All of our revenue was generated by our wholly-owned subsidiary, Enstruxis, for administrative support services.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating income and loss for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005 and March 31, 2006, are as follows:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005	Percentage Change Increase (Decrease)	3 Months Ended March 31, 2006

Revenue	$3,622,758	$4,105,767	(11.8)%	$1,833,728
Cost of revenue	3,450,376	3,883,626	(11.2)%	1,772,799
Selling, General & Administrative Expenses	164,607	516,791	(68.1)%	88,878

Operating income (loss)	$7,775	$(294,650)	(102.6)%	$(27,949)

Our cost of revenue consists primarily of client federal and state payroll taxes, client salary & wages, workers compensation, 401K, union benefits and consulting fees. Our cost of revenue as a percentage of revenue remained relatively consistent at 95% versus 95% and 97% for the six months ended June 30, 2006 and 2005, and the first quarter of 2006, respectively.

Our selling, general and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending. These expenses decreased by 68.1% for the six months ending June 30, 2006 versus 2005, primarily as a result of decreases in salary and wages. In addition there was decrease in rent and commissions expense of 72.1% and 100% respectively for the same time period. The major expenses incurred during the six months ended June 30, 2006 and 2005, and three months ended March 31, 2006, were:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005	3 Months Ended March 31, 2006

Major Expenses:
Rent	$10,600	$37,956	$5,280
Commissions	0	15,537	804
Computer & Software Expenses	12,333	12,595	9,821
Salary & Wages	75,000	348,406	37,500
Accounting Fees	13,700	14,000	7,000
Legal Fees	3,138	6,766	0
Penalties	4,066	2,929	2,753
Stock Related Fees	7,724	2,665	3,263

Total Major Expenses	126,561	440,854	66,421

Total Expenses	164,607	516,791	88,877

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the six months ended June 30, 2006 and 2005, as compared to the three months ended March 31, 2006 are as follows:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005	Percentage Change Increase (Decrease)	3 Months Ended March 31, 2006

Interest and other income	$3	$62	(95.2)%	$2
Interest and other expenses	(24,487)	(12,394)	97.6%	(12,484)
Total other income (expenses)	(24,484)	(12,332)	98.5%	(12,482)

Net income (loss)	$(16,709)	$(306,982)	(94.6)%	$(41,231)

During the six months ended June 30, 2006, our total other expenses increased by 98.5% compared to the six months ended June 30, 2005 as a result of increases in interest expense. This resulted in a corresponding decrease in our net loss when comparing the same periods.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2006, we did not generate positive cash flow. As a result, we funded our operations by using cash on hand.

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

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2006, as compared to June 30, 2005 and March 31, 2006, were as follows:

	June 30,	June 30,	March 31,
	2006	2005	2006

Cash	$118,799	$172,696	$112,906
Accounts receivable	45,024	19,315	49,095
Prepaid expenses	36,494	27,814	4,012
Total current assets	200,317	219,825	166,013
Total assets	206,294	237,110	172,816
Total current liabilities	945,852	796,284	933,682
Total liabilities	1,209,532	1,096,131	1,197,362

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

Sources and Uses of Cash

Operations

Net cash provided by and (used in) operating activities for the six months ended June 30, 2006 and 2005 were $3,720 and $(8,996), respectively. For the six months ended June 30, 2006, the net cash provided came primarily from increases in deferred revenue and A/P and accrued expenses of $26,700 and $15,192 respectfully. This was offset by a net loss of $17,509 and increases in accounts receivable and prepaid expenses of $7,878 and $16,871 respectfully.

Financing

Net cash provided by investing activities for the six months ended both June 30, 2006 and 2005 was zero.

Net cash provided and (used in) financing activities for the six months ended June 30, 2006 and 2005, were $(5,915) and 64,556, respectively. For the six months ended June 30, 2006, the net cash used was from repayment to related parties of $(4,000) and the repurchase of common stock of $(2,415). This was slightly offset by proceeds from the exercise of warrants of $500.

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

Since we have very few assets and only one operating eligible portfolio company there is no quantitative information, as of June 30, 2006, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2006, our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company.

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

Beginning on June 1, 2005, we started making monthly payments to Richard McKinley per the terms of our settlement agreement with him. We were obligated to pay him a total of $350,000 over thirty-six (36) months, and have paid approximately $56,000. On June 6, 2006, we filed a Complaint in the Superior Court of the State of California, County of Orange, Case No. 06CC06802, alleging breach of the settlement agreement by Mr. McKinley. Accordingly, we have stopped making payments to him. Mr. McKinley has not answered our complaint but has fined a Demurrer.

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

Beginning on June 1, 2005, we started making monthly payments to Richard McKinley per the terms of our settlement agreement with him. We were obligated to pay him a total of $350,000 over thirty-six (36) months, and have paid approximately $56,000. On June 6, 2006, we filed a Complaint in the Superior Court of the State of California, County of Orange, alleging breach of the settlement agreement by Mr. McKinley. Accordingly, we have stopped making payments to him.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

We have made investments in two new eligible portfolio companies.

PreVantix

PreVantix will focus on the commercialization of patented pharmaceutical science and technologies which address disease management and preventive medicine applications. PreVantix is preparing to launch its first product this month addressing Oxidative Stress which has been proven to be a contributing factor to multiple diseases and to accelerate aging.

PreVantix has launched its Physician Partner Program for the exclusive distribution of PrevenoxTM a patented, highly effective treatment for Oxidative Stress. Oxidative Stress has been proven to be a contributing factor to multiple diseases and to accelerate aging. PrevenoxTM (L-Ergothioneine USP) is a unique, naturally occurring super antioxidant. It has been shown that Prevenox plays a dual role in both energy regulation and in protecting cells from oxidative damage.

Advanced Nitride Devices

Advanced Nitride Devices will focus on the commercial market entry of Gallium Nitride (GaN) and Aluminum Nitride (ALN) materials into three primary sectors which include Blu-Ray and high density optional storage, power transistors and solid state lighting.

The company plans to develop along a manufacturing path which has been pioneered and patented by an early leader in this new material revolution. The plan includes a wafer manufacturing facility based on an extensive process patent portfolio for the GaN and AIN manufacturing process. The proprietary manufacturing processes yield some of the highest quality materials commercially available.

ITEM 6	Exhibits

3.1 (1)	Articles of Incorporation of MCGINNIS-POWELL & SONS, INC. dated July 28, 1983

3.2 (1)	Articles of Amendment changing name to Missouri River Gold and Gem Corp. dated September 17, 1984

3.3 (1)	Restated Articles of Incorporation dated August 7, 1986, changing name to American Dental Products Corporation

3.4 (1)	Amendment to Articles of Incorporation changing name to Missouri River and Gold Gem Corp. dated May 26, 1990

3.5 (2)	Amendment to Articles of Incorporation changing name to Entremetrix Corporation dated May 6, 2004

3.6 (1)	Bylaws of Missouri River Gold and Gem Corp.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference from our Form 10-SB filed with the Commission on August 21, 2001.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 22, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Entremetrix Corporation

Dated: August 14, 2006		/s/ Scott W. Absher
	By:	Scott W. Absher
	Its:	President