Form 10-Q
period 2006-09-30
ENTREMETRIX CORP
filed 2006-11-20
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Registrant’s telephone number, including area code (888) 798-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XNo

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 15, 2006, there were 57,987,865 shares of common stock, par value $0.001, issued and outstanding.

ENTREMETRIX CORPORATION

TABLE OF CONTENTS

PART I

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1	Financial Statements

ENTREMETRIX CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 113,923	$ 120,994
Accounts receivable, net of allowance for bad debt of $20,817 and $7,317	75,920	37,146
Prepaid expenses	23,391	19,623
Total Current Assets	213,234	177,763

Property and equipment, net of accumulated depreciation
of $12,516 for 2006, and $9,840 for 2005	2,441	5,118

Other Assets
Deposits	2,760	4,945
Other receivables	1,994	-
Total Other Assets	4,754	4,945

TOTAL ASSETS	$ 220,429	$ 187,826

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 20,743	$ 184,097
Payroll liabilities	191,987	261,891
Other current liabilities	216,379	204,503
Deferred revenue	-	12,802
Notes payable to related parties, current portion	409,873	240,667
Total current Liabilities	838,982	903,960

Notes payable to related parties, net of current portion	264,906	267,680

TOTAL LIABILITIES	1,103,888	1,171,640

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized; 57,987,865
and 56,937,865 shares issued and outstanding in 2006 and 2005, respectively	57,988	56,938
Paid-in capital	715,272	465,822
Deferred consulting and compensation	(245,000)	(245,000)
Accumulated deficit	(1,395,554)	(1,247,824)
Treasury stock (194,000 shares, at cost)	(16,165)	(13,750)
Total Stockholders' Deficit	(883,459)	(983,814)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 220,429	$ 187,826

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For three months ended		For nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$ 1,396,767	$ 1,773,768	$ 5,019,525	$ 5,879,536

Cost of Revenues	1,329,115	1,656,454	4,779,491	5,540,080

Gross Profit	67,652	117,314	240,034	339,456

Selling, General and Administrative Expenses	189,695	119,352	354,302	636,143

Operating Loss	(122,043)	(2,038)	(114,268)	(296,687)

Other Income (Expenses):
Interest and Other Income	199	1	203	63
Interest Expense	(8,378)	(21,045)	(32,865)	(33,438)
Total Other Income (Expenses)	(8,179)	(21,044)	(32,662)	(33,375)

Net Loss before Income Taxes	(130,222)	(23,082)	(146,930)	(330,062)

Provision for Taxes	-	-	800	800

Net Loss	$ (130,222)	$ (23,082)	$ (147,730)	$ (330,862)

Net Loss per share, Basic and Diluted	NIL	NIL	NIL	$ (0.01)

Weighted Average Number of Shares	57,987,865	44,860,575	57,321,198	49,158,353

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September, 30,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (147,730)	$ (330,862)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
Depreciation and amortization	2,677	8,141
Provision for bad debt	13,500	-
Issuance of stocks for services	-	240,000
(Increase) Decrease in:
Accounts receivable	(44,958)	(93,428)
Other receivable	(1,994)	549
Prepaid expenses	(11,084)	8,972
Deposits	2,185	-
Increase (Decrease) in:
Accounts payable and accrued expenses	(221,382)	29,073
Deferred revenue	(12,802)	2,477
Net Cash Flows Used in Operating Activities	(421,588)	(135,078)

CASH FLOW FROM INVESTING ACTIVITIES
Net Cash Flows Provided by Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Repayment to related parties	(4,000)	(78,610)
Proceeds from related party loan	170,432	114,000
Proceeds from exercising stock warrants	500	-
Proceeds from sale of stock	250,000	-
Repurchase of common stock	(2,415)	(13,750)
Net Cash Provided by Financing Activities	414,517	21,640

NET DECREASE IN CASH	(7,071)	(113,438)

CASH AT BEGINNING OF PERIOD	120,994	117,136

CASH AT END OF PERIOD	$ 113,923	$ 3,698

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 11,160	$ 15,815
Taxes paid	$ -	$ -
Noncash Investment and Financing Activities:
Addition of debt to retire common shares and accrued interest	$ -	$ 191,988

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: EntreMetrix Corporation, (“EntreMetrix”) was incorporated in the state of Nevada on July 17, 2002. EntreMetrix is a Business Development Corporation (“BDC”) focusing on the development of opportunities to invest in eligible portfolio companies providing early stage capital, strategic guidance and operational support. Its only current portfolio company provides human resource management services including payroll processing, workers compensation and payroll tax filings for small to medium size business.

On February 25, 2004, EntreMetrix entered into a Stock Purchase Agreement with Missouri River and Gold Germ Corp (“MRGG”). Pursuant to the agreement, MRGG issued to the owner of EntreMetrix 19,752,460 shares of common stock of MRGG in exchange for 100% of the common stock of EntreMetrix. The closing date of this exchange transaction was March 8, 2004.

As a result of the acquisition, the former owner of EntreMetrix held a majority interest (80%) in the combined entity (“the Company”). Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby EntreMetrix is deemed to have purchased MRGG. However, MRGG remains the legal entity and the registrant for Securities and Exchange Commission (the “Commission”) reporting purposes. The historical financial statements prior to March 8, 2004 are those of EntreMetrix. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of EntreMetrix. After acquiring, the Company changed its name to EntreMetrix Corporation.

On March 7, 2006 the Company filed form N-54A with the Commission to become a BDC pursuant to section 54 of the Investment Company Act of 1940. The Company’s election provides a platform for the Company to assist eligible, smaller companies, selected by the Company, with guidance, counseling, and financial assistance to help those companies execute their business plans.

EntreMetrix plans to use its BDC status to aid its eligible portfolio companies with early stage capital, strategic guidance and operation support. The Company plans to leverage its support tools and services to cultivate and support a number of portfolio investment scenarios which they expect to increase the Company’s net asset value. The Company further intends to accelerate its business development platform by using its expertise in capital formation, strategic growth and pubic market entry to benefit its eligible portfolio companies.

Presentation of Interim Information: The accompanying consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been made. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of EntreMetrix and its subsidiaries after elimination of all inter-company accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

Use of estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share: Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented. Potential shares consist of stock warrants.

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the “roll-over” and “iron curtain” methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is referred to as the “dual approach” as it requires quantification of errors under both the roll-over and iron curtain methods.

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its consolidated financial statements.

The FASB has also issued FAS 155, Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140, FAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may have insufficient funds to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

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

On May 26, 2006, the Company filed a Form 1-E Offering Circular with the Commission to sell up to $5 million of the Company’s common stock. As of September 30, 2006, the Company sold 1 million shares for a total consideration of $250,000.

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of:

	(Unaudited)	(Audited)
	September 30,	December 31,
	2006	2005
Accrued Interest Expenses	$ 29,967	$ 22,003
Contingency liability	140,000	140,000
Accrued Professional Expenses	7,000	16,700
Payroll tax penalty	19,377	16,098
Employee Reimbursable	17,534	-
Other	2,501	9,702
Total	$ 216,379	$ 204,503

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:

	(Unaudited)	(Audited)
	September 30,	December 31,
	2006	2005
1.) Payable to a related party, interest accrued
at 8%, due on December 31, 2006	$ 84,475	$ 84,475
2.) Payable to a related party, term is open	1,233	1,233
3.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [a]	85,216	-
4.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [a]	85,216	-
5.) Payable to ICP, a related party, interest
accrued at 12%, due on December 31, 2006 [b]	124,000	124,000
6.) Payable to former President for the settlement,
no interest is accrued, payable in 36 equal
$9,722 payments [c]	294,639	298,639
	674,779	508,347
Less: current portion	409,873	240,667
Notes payable to related parties, net	$ 264,906	$ 267,680

On July 18, 2006, a former attorney of the Company agreed to cancel 1,000,000 shares of the retaining 2,000,000 shares to the Company. The CEO and the CFO of the Company each agreed to assume half of the total legal fees payable to the attorney for the total amount of $170,432. The amounts were converted into notes payable accruing interest at 8% per annum, due on December 17, 2007. The shares will be cancelled in the fourth quarter.

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES (continued)

On May 20, 2005, the Company entered into a Bridge Loan Agreement with Infinity Capital Partners, LLC (“ICP”, a related party), to borrow funds up to $250,000 with the interest payable monthly at 12% per annum and due on December 15, 2005. The Company did not fulfill the payment on December 15, 2005; as a result, a new agreement was made between the parties.

According to the new agreement, a $10,000 penalty was incurred and added to the loan principal, and the loan will continue to bear an interest at 12% per annum on the balance through December 31, 2006. In addition, the Company also failed to raise additional $200,000 in funding from outside interest pursuant to the Agreement; the Company is contingently liable to issue 3,500,000 restricted shares to the Lender for consideration. The shares were valued at $0.04 per share on December 31, 2005, and the total amount of $140,000 was accrued and charged to interest expense. If the loan is not paid in full on or before the extended due date, an additional 10% penalty will be applied and the interest would be payable monthly. As of September, 30, 2006, the 3,500,000 restricted shares had not yet been issued.

The note is in default due to a pending litigation. (See note 12)

NOTE 5 – STOCKHOLDERS’ EQUITY

As of September 30, 2006, there were 6,949,233 shares of common stock pending to be cancelled due to non-compliance of the vesting conditions stated in the restricted stock bonus agreements dated in September 2004.

On May 26, 2006, the Company filed a Form 1-E Offering Circular with the Commission to sell up to $5 million of the Company’s common stock. The shares are without restrictive legend pursuant to an exemption from registration provided by Regulation E promulgated under the Securities Act of 1933. The offering began on June 13, 2006 and expires after one year. The offering can be terminated and amended any time before the expiration date. On July 7, 2006, the Company sold an aggregate of 1 million shares to two accredited investors for aggregate consideration of $250,000.

NOTE 6 – STOCK REPURCHASE

On July 8, 2005, the Board of Directors authorized the Company to repurchase up to two million of its outstanding shares of common stock from time to time over the next twelve months, depending on market conditions, share price and other factors. During the period, the Company repurchased 194,000 shares in the open market, at an average price of $0.09 per share, for total consideration of $16,165. Treasury stock is accounted for under the cost method. The stock repurchase plan expired on July 8, 2006.

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income (Loss)	$ (130,222)	$ (23,082)	$ (147,730)	$ (330,862)
Denominator:
Weighted Average Number of Shares	57,987,865	44,860,575	57,321,198	49,158,353

Net income (loss) per share-Basic and Diluted	NIL	NIL	NIL	$ (0.01)

As the Company incurred net losses for the three and nine months ended September 30, 2006, the effect of dilutive securities totaling 853,448 and 589,678 equivalent shares, respectively, has been excluded from the calculation of dilutive net loss per share because their effects were anti-dilutive.

There were 1,500,000 shares out-of-money warrants excluded from the calculation of diluted earnings per share for three and nine months ended September 30, 2005 because the exercise price of the stock warrants was greater than the average share price of the common stock.

NOTE 8 – MAJOR CUSTOMERS AND BUSINESS CONCENTRATION

Revenues from the two major customers for the three months ended September 30, 2006 and 2005 were $663,648 and $592,870 or 50% and 33.4% of total revenue, respectively.

Revenues from the two major customers for the nine months ended September 30, 2006 and 2005 were $1,749,406 and $1,834,187 or 35.0% and 31.2% of total revenue, respectively.

The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limits. Management considers the risk to be minimal.

NOTE 9 – GUARANTEES

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

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – GUARANTEES (continued)

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2006.

NOTE 10 – SEGMENT INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 11 – RISK MANAGEMENT

The Company is expected to various risks of loss related torts; theft of, damage to and destruction of assets, error and omissions and natural disasters for which EntreMetrix does not renew its commercial insurance in 2006.

NOTE 12 – PENDING LITIGATION

On June 6, 2006, the Company filed a lawsuit against a former officer of the Company for breach of contract on a settlement agreement signed May 23, 2005. This matter remains in motion with the Orange County Courts. The Company is holding any payments due to the same officer on a prior settlement agreement, due to the breach of the contract.

NOTE 13 – REVERSE MERGER

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

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REVERSE MERGER (continued)

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

Overview

We focus on the development of opportunities to invest in eligible portfolio companies providing early stage capital, strategic guidance and operational support. We also provide structural support services for small businesses including financial guidance in areas of treasury management, general accounting oversight and capital formation, employee-related administration and regulatory compliance, as well as handling of such areas as payroll, benefits and insurance operations, regulatory filings and overall HR guidance as the client’s “Administrative Employer,” and strategic guidance in the areas of sales strategy and automation.

Our principal objective is long-term capital appreciation. We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, we will offer to provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

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

Investment Strategy

We intend to make strategic investments in private technology, life science, manufacturing and business service companies which offer unique market opportunities. Our Investment Committee has adopted a charter to evaluate each opportunity for criteria including market viability, market uniqueness, management’s ability, and the added value that the Company can bring to the enhance the value of the prospective portfolio company. The Investment Committee’s assessment will also include a review of the prospective portfolio company’s readiness and ability to utilize the Company’s BDC status to aid it in going public, and make best use of the Company’s support tools and services. The prospective portfolio company will also need to comply with the Company’s requirement as a BDC to provision significant managerial oversight, guidance and structural support including participation on the board of directors.

Our Enstruxis, Inc. Portfolio Company

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

Our support services include providing “Administrative Employer” and strategic guidance services to small business owners. We believe our administrative employer services allow small business owners to outsource the employee-related administrative and regulatory duties in order to concentrate on their core business competencies and growth. When we provide administrative employer services for our clients or portfolio companies we usually do so under a monthly contract. The services related to employee administration, payroll, taxes and benefits are bundled with our fee and invoiced to our clients each pay period. We deliver our invoice and payroll to our clients the day before the client’s “pay day.” This practice differs from the administrative employer or the payroll service industry, which generally invoices and demands payment prior to payroll delivery. Our practice, however, creates a collection risk from our small business clients. To minimize this risk, we extend the “payroll float” to clients we determined to be credit worthy, although there is no assurances that our determination is accurate, or that our efforts to reduce such risks would be successful.

Our extension of credit to certain of our clients requires us to demand a higher profit margin than is common to the administrative employer industry to compensate us for this higher level of risk. This risk of collection, from time to time, creates a working capital deficit for us, which may materially affect our business operations and finances. For clients who we determine are not credit worthy, we will require either payment in advance or cash on delivery upon rendering of our services, similar to the standard practice of the administrative employer and payroll service industry for all clients.

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

We do not anticipate performing any significant product research and development.

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

Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005

Results of Operations

Introduction

Our revenues for the third quarter of 2006 were 21.3% less than the third quarter of 2005, at $1,396,767 compared to $1,773,768, although our cost of revenue as a percentage of revenue remained relatively consistent. Our revenues for the third quarter of 2006 were 21.9% less than the second quarter of 2006, which were $1,789,030. Our revenues declined during the third quarter of 2006 because of the loss of clientele in our Enstruxis subsidiary. All of our revenue was generated by our wholly-owned subsidiary, Enstruxis, for administrative support services.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating income and loss for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 and June 30, 2006, are as follows:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2006

Revenue	$1,396,767	1,773,768	(21.3)%	$1,789,030
Cost of revenue	1,329,115	1,656,454	(19.8)%	1,677,577
Selling, General & Administrative Expenses	189,695	119,352	58.9%	75,730

Operating income (loss)	$(122,043)	(2,038)	5888.4%	$35,723

Our cost of revenue consists primarily of client federal and state payroll taxes, client salary & wages, workers compensation, 401K, union benefits and consulting fees. Our cost of revenue as a percentage of revenue remained relatively consistent at 95% versus 93% and 94% for the third quarters of 2006 and 2005, and the second quarter of 2006, respectively.

Our selling, general and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending. These expenses increased by 51.7% for the third quarter of 2006 versus 2005, despite our decrease in revenues, primarily as a result of increases in legal and consulting fees of 526.3% and 100%. In addition there was an increase in accounting fees, penalties, and stock related fees of approximately 44.3%, 599%, and 824.4% respectively. An offset to this was decrease in rent and commissions expense of 69.0% and 83.8% respectively for the same time period. The expenses were $75,730 for the second quarter of 2006, a 60.1% decrease compared to $189,695 for the third quarter of 2006. The major expenses incurred during the three months ended September 30, 2006 and 2005, and June 30, 2006, were:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2006

Major Expenses:
Rent	$4,719	$15,202	(69.0)%	$5,321
Commissions	632	3,908	(83.8)%	0
Computer & Software Expenses	2,685	2,712	(1.0)%	2,513
Salary & Wages	44,000	66,000	(33.3)%	37,500
Accounting Fees	14,000	9,700	44.3%	6.700
Legal Fees	31,313	5,000	526.3%	3,138
Penalties	6,019	861	599.0%	1,313
Stock Related Fees	6,933	750	824.4%	4,461
Consulting	47,700	0	100%

Total Major Expenses	158,000	104,133	51.7%	60,946

Total Expenses	189,695	119,352	58.9%	75,730

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended September 30, 2006 and 2005, as compared to the three months ended June 30, 2006 are as follows:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2006

Interest and other income	$199	$1	19,800%	$2
Interest expenses	(8,378)	(21,045)	(60.2)%	(12,002)
Total other income (expenses)	(8,179)	(21,044)	(61.1)%	(12,000)

Net income (loss)	$(130,222)	$(23,082)	464.2%	$23,723

During the three months ended September 30, 2006, our total other expenses decreased by 61.1% compared to the three months ended September 30, 2005 as a result of significant decreases in interest expense arising out of decreases in interest payable debt. Despite this decrease in our total other expenses, our net loss increased by 464.2% from $(23,082) to $(130,222). The increase in net loss in the third quarter of can be attributed to the increase in SG&A of approximately 58.9%

Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005

Results of Operations

Introduction

Our revenues for the nine months ending September 30, 2006 were 14.6% less than the third quarter of 2005, at $5,019,525 compared to $5,879,536. All of our revenue was generated by our wholly-owned subsidiary, Enstruxis, for administrative support services.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating income and loss for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, are as follows:

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005	Percentage Change Increase (Decrease)

Revenue	$5,019,525	5,879,536	14.6%
Cost of revenue	4,779,491	5,540,080	13.7%
Selling, General & Administrative Expenses	354,302	636,143	44.3%

Operating income (loss)	$(114,268)	(296,687)	61.5%

Our cost of revenue consists primarily of client federal and state payroll taxes, client salary & wages, workers compensation, 401K, union benefits and consulting fees. Our cost of revenue as a percentage of revenue remained relatively consistent at 95% versus 94% for the nine months ended September 30, 2006 and 2005, respectively.

Our selling, general and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending. These expenses decreased by 47.4% for the nine months ending September 30, 2006 versus 2005, primarily as a result of salary and wage decrease of approximately 71.3%. In addition there was decrease in rent and commissions expense of 70.9% and 87.1% respectively for the same time period. These were partially offset by increases in consulting, legal, and stock related fees of approximately 100%, 192.8%, and 329.2% respectively. The major expenses incurred during the nine months ended September 30, 2006 and 2005, were:

22

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$15,319	$52,608	(70.9)%
Commissions	2,505	19,446	(87.1)%
Computer & Software Expenses	15,018	15,308	(1.9)%
Salary & Wages	119,000	414,406	(71.3)%
Accounting Fees	27,700	23,700	16.9%
Legal Fees	34,451	11,766	192.8%
Penalties	10,084	3,790	166.1%
Stock Related Fees	14,657	3,415	329.2%
Consulting	47,700	0	100%

Total Major Expenses	286,434	544,438	(47.4)%

Total Expenses	354,302	636,143	(44.3)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the nine months ended September 30, 2006 and 2005 are as follows:

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005	Percentage Change Increase (Decrease)

Interest and other income	203	63	222.2%
Interest expense	(32,865)	(33,438)	(1.7)%
Total other income (expenses)	(32,662)	(33,375)	(2.1)%

Net income (loss)	$(147,730)	(330,862)	(55.3)%

During the nine months ended September 30, 2006, our total other expenses decreased by 2.1% compared to the nine months ended September 30, 2005 as a result of a slight decrease in interest expense. Despite only a slight decrease in our total other expenses, our net loss decreased by 55.3% from $(330,062) to $(146,930) as a result of a significant decrease in SG&A of approximately 44.3%.

23

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2006, we did not generate positive cash flow. As a result, we funded our operations by using cash on hand and through cash generated from the sale of our common stock.

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

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2006, as compared to September 30, 2005 and June 30, 2006, were as follows:

	September 30,	September 30,	June 30,
	2006	2005	2006

Cash	$113,923	$3,698	$118,799
Accounts receivable	75,920	103,424	45,024
Prepaid expenses	23,391	28,500	36,494
Total current assets	213,234	135,622	200,317
Total assets	220,429	149,224	206,294
Total current liabilities	838,982	654,396	945,852
Total liabilities	1,103,888	925,077	1,209,532

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

Sources and Uses of Cash

Operations

Net cash provided by and (used in) operating activities for the nine months ended September 30, 2006 and 2005 were $(421,588) and $(135,078), respectively. For the nine months ended September 30, 2006, the net cash provided came primarily from a provision for bad debt of $13,500, offset by a net loss of $147,730 and increases in accounts receivable and prepaid expenses of $44,958 and $11,084, respectfully, plus decreases in accounts payable and accrued expenses of $221,382 and a decrease in deferred revenue of $12,802.

Financing

Net cash provided by investing activities for the nine months ended September 30, 2006 and 2005 was zero.

Net cash provided and (used in) financing activities for the nine months ended September 30, 2006 and 2005, were $414,517 and $21,640, respectively. For the nine months ended September 30, 2006, the net cash provided was from proceeds from a related party loan and proceeds from sale of stock of $170,432 and $250,000, respectively. This was slightly offset by repayment to related parties of $4,000 and repurchase of common stock of $2,415.

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

Since we have very few assets and only one operating eligible portfolio company there is no quantitative information, as of September 30, 2006, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company.

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

On July 7, 2006, we sold an aggregate of 1,000,000 shares of our common stock, issued without restrictive legend pursuant to an exemption from registration provided by Regulation E promulgated under the Securities Act of 1933, to two accredited investors for aggregate consideration of $250,000. The investors purchased pursuant to our Offering Circular filed with the Commission on May 26, 2006.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

3.1 (1)	Articles of Incorporation of MCGINNIS-POWELL & SONS, INC. dated July 28, 1983

3.2 (1)	Articles of Amendment changing name to Missouri River Gold and Gem Corp. dated September 17, 1984

3.3 (1)	Restated Articles of Incorporation dated August 7, 1986, changing name to American Dental Products Corporation

3.4 (1)	Amendment to Articles of Incorporation changing name to Missouri River and Gold Gem Corp. dated May 26, 1990

27

3.5 (2)	Amendment to Articles of Incorporation changing name to EntreMetrix Corporation dated May 6, 2004

3.6 (1)	Bylaws of Missouri River Gold and Gem Corp.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Form 10-SB filed with the Commission on August 21, 2001.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 22, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EntreMetrix Corporation

Dated: November 20, 2006		/s/ Scott W. Absher
	By:	Scott W. Absher
	Its:	President