Form 10-K
period 2006-12-31
ENTREMETRIX CORP
filed 2007-04-17
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-33109

Entremetrix Corporation

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	81-0444479 (I.R.S. Employer Identification No.)
18101 Von Karman Avenue, Suite 330 Irvine, CA (Address of principal executive offices)	92612 (Zip Code)

Registrant’s telephone number, including area code (888) 798-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ____  No    X   .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ____  No   X   .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No ____ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____  No      X      .

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,413,217, based on the closing price of $0.15 for our common stock on March 30, 2007.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____  No ____.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. As of March 27, 2007, there were 56,987,865 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

Entremetrix Corporation

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

General

Entremetrix Corporation, a Nevada corporation (“we” or the “Company”) was originally incorporated as McGinnis-Powell & Sons, Inc., under the laws of the state of Montana on July 29, 1983. Our name was changed to Missouri River Gold and Gem Corp., in September 1984. In 1985, we conducted a public offering of our common stock pursuant to a Regulation A exemption from registration under the Securities Act of 1933. In August 1986, we acquired 100% of the outstanding stock of American Dental Manufacturing, Inc., a California corporation, and changed our name to American Dental Products Manufacturing, Inc., a California corporation. On June 12, 1990, we changed our name to Missouri River and Gold Gem Corporation. In June 2000, we filed a Form 10-SB with the business plan to locate and consummate a merger or acquisition with a private entity. On March 8, 2004, we acquired all of the issued and outstanding common stock of EnStruxis, Inc., a Nevada corporation. As a result of this transaction EnStruxis became our wholly-owned subsidiary and we changed our name to Entremetrix Corporation. On March 7, 2006, we filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing.

As a BDC, we focus on the development of opportunities to invest in eligible portfolio companies providing early stage capital, strategic guidance and operational support. We also provide structural support services for small businesses including financial guidance in areas of treasury management, general accounting oversight and capital formation, employee-related administration and regulatory compliance as well as handling of such areas as payroll, benefits and insurance operations, regulatory filings and overall HR guidance as the client’s “Administrative Employer”, and strategic guidance in the areas of sales strategy and automation. The determination of which eligible portfolio companies we invest in will be made in the sole discretion of our board of directors without shareholder approval and such investments may deviate significantly from our historic operations.

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

Our Enstruxis, Inc. Portfolio Company

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

The number of employees required to operate our business is currently three full-time employees and one part-time employee.

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

Employees

The number of employees required to operate our business is currently three full-time employees and one part-time employee. We scale our staffing based on sales growth and our business need. This flexibility allows us to scale up or down based on need.

ITEM 1A – RISK FACTORS

On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review. These risk factors and other considerations include:

We have a limited operating history.

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

We will likely experience fluctuation in our quarterly performance.

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

Any increase in health insurance premiums, unemployment taxes, and workers’ compensation rates will have a significant effect on our future financial performance.

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

Under our client service agreements, we become a co-employer of worksite employees and we assume the obligations to pay the salaries, wages, and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as a principal, not merely as an agent of the client company. Our obligations include responsibility for (a) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to us of the associated service fee; and (2) providing benefits to worksite employees even if the costs incurred by us to provide such benefits exceed the fees paid by the client company. If a client company does not pay us, or if the costs of benefits provided to worksite employees exceed the fees paid by a client company, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.

As a major employer, our operations are affected by numerous federal, state, and local laws related to labor, tax, and employment matters.

By entering into a co-employer relationship with employees assigned to work at client company locations, we assume certain obligations and responsibilities as an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act (“ERISA”) and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as “Administrative Employers” and the definition of “employer” under these laws is not uniform. Additionally, some of the states in which we operate have not addressed the “Administrative Employer” relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to our “Administrative Employer” relationship with our worksite employees in a manner adverse to the Company, such an application could have a material adverse effect on the Company’s financial condition or results of operations.

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

We have three major customers, which represents 41% of our total revenues for the year ended December 31, 2006. Our dependence on these key customers means that the loss of one or more of these, or any reduction in their work orders would materially reduce our revenues. We expect that sales of our services to these key customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by these key customers could harm our business, financial condition and results of operations.

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

We have never paid any dividends on our common stock.

We have not paid any cash dividends on our common stock to date and we do not anticipate paying cash dividends in the foreseeable future.

Since we have limited experience with portfolio investment companies we may encounter problems that would negatively impact our financial condition.

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

Our share ownership is concentrated.

Our officers, directors and principal stockholders, together with their affiliates, beneficially own approximately 72% of the Company’s voting shares. As a result, these stockholders, if they act together, will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company’s common stock by discouraging third party investors. In addition, the interests of these stockholders may not always coincide with the interests of the Company’s other stockholders.

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

Our board of directors will value our portfolio investments.

There is typically no public market of equity securities of the small privately held companies in which we intend to invest. As a result, the valuation of the equity securities in our portfolio is likely to be stated at fair value as determined by the good faith estimate of our Board of Directors. In the absence of a readily ascertainable market value, the estimated value of our portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed.

We plan to target portfolio companies that are development stage companies dependent upon the successful commercialization of their goods or services. Each of our investments in portfolio companies is subject to a high degree of risk, and we may lose all of our investment in a portfolio company if it is not successful.

We will be investing in development stage companies that we believe can benefit from our expertise in structural support and market entry. Development stage companies are subject to all of the risks associated with new businesses. These risks include the risk that new business opportunity cannot become commercially viable, may not work, or become obsolete. We cannot assure that any of our investments in our portfolio companies will be successful. Our portfolio companies will be competing with larger, established companies with greater access to, and resources for, further development requiring capital resources beyond our ability. We may lose our entire investment in any or all of our portfolio companies. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of our expected portfolio companies may not be successful.

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

We have made very few investments into other companies.

Although we have one wholly-owned subsidiary, and have advanced a small amount of expenses in two other companies, we have very few assets.  We need to raise capital before we can make substantive investments into, and offer managerial assistance to, other companies. We may not be successful in raising capital. If we are successful in raising capital, we may make investments that turn out to be worthless.

We have never had any annual net profit and there is no assurance that we will be able to achieve the financing necessary to enable us to precede with the development of our business plan.

We have never generated an annual net profit. Our primary activity to date has been development of our business plan, which has changed since our inception. Our success is dependent upon the successful development of our business model as a business development company, as to which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business. These include, but are not limited to, inadequate funding, competition, and investment development. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. We may not ever be profitable.

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

We are dependent for the selection, structuring, closing and monitoring of our investments on the diligence and skill of Scott W. Absher, our Chief Executive Officer and George R. LeFevre, our Chief Financial Officer. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. Our future success depends to a significant extent on the continued service and coordination of our senior management team and we cannot assure you we would be able to find an appropriate replacement for key personnel. We have no employment agreements or life insurance on Mr. Absher or Mr. LeFevre.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

We currently leases approximately 240 square feet of office space located at 18101 Von Karman Avenue, Irvine, California under a month-to-month lease agreement. The monthly lease payments are $1,300 per month. We intend to continue to lease the property on a month-to-month basis for the foreseeable future.

ITEM 3 – LEGAL PROCEEDINGS

Beginning on June 1, 2005, we started making monthly payments to Richard McKinley per the terms of our settlement agreement with him. We were obligated to pay him a total of $350,000 over thirty-six (36) months, and have paid approximately $56,000. On June 6, 2006, we filed a Complaint in the Superior Court of the State of California, County of Orange, Case No. 06CC06802, alleging breach of the settlement agreement by Mr. McKinley. Accordingly, we have stopped making payments to him. Mr. McKinley has not answered our Complaint but has filed a Demurrer. On or about January 5, 2007, Mr. McKinley moved to obtain right to attach orders against Messrs. Lefevre, Absher and the Company for the amount of $163,111.08 resulting from the alleged breach of the Settlement Agreement. The court granted Mr. McKinley’s motion based on his posting of a bond. However, as of this date, we have not been served with any formal orders from the court nor has Mr. McKinley posted the required bond in order to perfect the right to attach orders.

Trial is presently set for July 23, 2007 and the parties have been ordered to participate in a mandatory settlement conference on June 15, 2007. We have been fully cooperative during this litigation and intend to aggressively prosecute our claims.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no events that are required to be reported under this Item.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since April 23, 2002, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, and prices for our common stock were published on the OTC Bulletin under the trading symbol “MRGG” through May 6, 2004. Subsequently on May 7, 2004, in conjunction with the name change to EntreMetrix Corporation, our OTCBB trading symbol changed to “ERMX”. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,		Bid Prices
	Period	High	Low

2005	First Quarter	$0.06	$0.03
	Second Quarter	$0.05	$0.03
	Third Quarter	$0.17	$0.05
	Fourth Quarter	$0.07	$0.04

2006	First Quarter	$0.14	$0.025
	Second Quarter	$0.55	$0.065
	Third Quarter	$0.50	$0.14
	Fourth Quarter	$0.16	$0.07

2007	First Quarter (through March 30, 2007)	$0.24	$0.06

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

The number of holders of record of shares of our common stock is three hundred fifty-four (354).

Dividend Policy

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Stock Option Plan.

2004 Stock Option Plan

On September 16, 2004, our Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”). Under the 2004 Plan, 7,000,000 shares of common stock were authorized for issuance as Incentive Stock Options (ISOs), Non-Incentive Stock Options, stock awards and stock bonuses to our key employees, officers, directors or consultants.

The purchase price of the common stock subject to each Incentive Stock Option shall not be less than 85% of the fair market value (as determined in the 2004 Plan), of such common stock at the time such option is granted. The purchase price of the common stock subject to each Non-Incentive Stock Option shall be determined at the time such option is granted. The options vest immediately and expire ten years from the date of grant or five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company’s stock is at least 110% of the market value at date of grant. At December 31, 2006, no stock options or awards had been granted.

The 2004 Plan shall terminate ten years from the earlier of the date of its adoption by the Board of Directors or the date on which the 2004 Plan was approved by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote thereon, and no option shall be granted after termination of the 2004 Plan. Subject to certain restrictions, the 2004 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of California. We have not granted any shares of our common stock under the 2004 Plan.

As of December 31, 2006, the 2004 Plan information is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	n/a	7,000,000
Equity compensation plans not approved by security holders	-0-	n/a	-0-
Total	-0-	n/a	7,000,000

ITEM 6 – SELECTED FINANCIAL DATA

Entremetrix Corporation	For the Years Ended December 31,

	2006	2005	2004	2003 (1)	2002 (1)

Statement of Operations Data:

Total revenues	$6,202,040	7,642,216	10,614,729	6,825,244	1,857,337

Income (loss) from continuing operations	6,202,040	7,642,216	10,614,729	6,825,244	1,857,337

Net income (loss)	(411,138)	(591,133)	(309,993)	(228,768)	(113,927)

Net income (loss) per common share from continuing operations	(0.01)	(0.01)	(0.01)	(0.05)	(0.02)

Balance Sheet Data:

Current assets	$141,257	177,763	165,153	164,565	212,884
Total assets	147,901	187,826	186,896	221,014	269,333

Current liabilities	615,656	903,960	519,422	479,336	479,336
Total liabilities	1,049,768	1,171,640	678,897	562,193	562,193
Total stockholders’ equity (deficit)	(901,867)	(983,814)	(492,001)	(341,179)	(292,860)

Total dividends per common share	-	-	-	-	-

(1) These numbers reflect unaudited pro forma financials

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclaimer Regarding Forward Looking Statements

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

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

The number of employees required to operate our business is currently 3 full-time and 1 part-time employees. We scale our staffing based on sales growth leading top client need. This flexibility allows us to scale up or down based on need.

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

Results of Operations for the Three Months Ended December 31, 2006 and 2005

Introduction

Our revenues for the fourth quarter of 2006 were $1,182,514, compared to $1,762,680 for the same quarter in 2005, a decrease of approximately 33%.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and loss from operations for the three months ended December 31, 2006, as compared to the three months ended December 31, 2005 and September 30, 2006, are as follows:

	3 Months Ended December 31, 2006	3 Months Ended December 31, 2005	Percentage Change	3 Months Ended September 30, 2006

Revenue	$1,182,514	$1,762,680	(32.9)%	$1,396,767
Cost of revenue	1,113,420	1,630,988	(31.7)%	1,329,115
Selling, general and administrative expenses	323,395	231,315	(39.8)%	189,695

Loss from operations	$254,301	$99,623	155.3%	$(122,043)

During the three month periods ended December 31, 2006 and 2005 and September 30, 2006, we incurred a cost of revenue of $1,113,420, $1,630,988, and $1,329,115, respectively. These all represent a relatively similar amount as a percentage of revenues of between 92% and 95%.

Selling, general and administrative expenses were $323,395, $231,315, and $189,695, respectively, for the three month periods ended December 31, 2006 and 2005, and the three months ended September 30, 2006. The major expenses incurred during the three months ended December 31, 2006 and 2005 and September 30, 2006 were:

	3 Months Ended December 31, 2006	3 Months Ended December 31, 2005	3 Months Ended September 30, 2006

Major Expenses:
Rent	$6,286	9,254	$4,719
Commissions	(1,701)	4,295	632
Computer & Software Expenses	2,513	2,513	2,685
Salary & Wages	49,500	47,500	44,000
Accounting Fees	16,000	17,600	14,000
Legal Fees	8,991	27,026	31,313
Penalties	(22,657)	70,567	6,019
Stock Related Fees	3,402	2,317	6,933
Consulting	245,000	-0-	47,700

Total Major Expenses	307,333	181,071	158,000

Total General and Administrative Expenses	323,395	231,315	189,695

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended December 31, 2006 and 2005, as compared to the three months ended September 30, 2006 are as follows:

	3 Months Ended December 31, 2006		3 Months Ended December 31, 2005	Percentage Change	3 Months Ended September 30, 2006

Interest and other income		$1	$46,010	(99.9)%	$199
Interest expense	(9,107)		(206,658)	(95.6)%	(8,378)
Total other income (expenses)	(9,106)		(160,648)	(94.3)%	(8,179)

Net income (loss)	$(263,408)		$(260,271)	1.2%	$(130,222)

Results of Operations for the Years ended December 31, 2006 and 2005

Introduction

In 2006, our revenues were $6,202,040, compared to $7,642,216, a decrease of almost 19%.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and loss from operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005 are as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Percentage Change

Revenue	$6,202,040	$7,642,216	(18.8)%
Cost of Revenue	5,892,912	7,171,067	(17.8)%
Selling general and administrative expenses	677,697	856,950	(20.9)%

Loss from Operations	$(368,569)	$(385,801)	(4.5)%

Revenues for the year ended December 31, 2006 were $6,202,040 compared to revenues of $7,642,216 in the year ended December 31, 2005. This resulted in a decrease in revenues of $1,440,176, from the same period one year ago. All of our revenue was generated by our wholly-owned subsidiary Enstruxis, for administrative support services. The decrease in revenue was due to limited expenditure on sales staff and support in our efforts to raise capital under our new BDC structure and 1E offering. As a result we were unsuccessful in retaining clients in Enstruxis.

Cost of revenues for the year ended December 31, 2006 was $5,892,912, a decrease of $1,278,155 from $7,171,067 for the same period ended December 31, 2005. The decrease in cost of revenues was primarily due to the fixed costs associated with the decrease in revenue compared to last year. Fixed costs primarily include and are not limited to client federal and state payroll taxes, workers compensation, 401K, and union benefits.

General and administrative expenses were $677,697 and $859,950, respectively, for the years ended December 31, 2006 and 2005. The major expenses incurred during each of the years were:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Percentage Change

Major Expenses:
Rent	$21,605	$61,861	(65.1)%
Commissions	804	23,740	(96.6)%
Computer & Software Expenses	17,530	17,292	1.4%
Salary & Wages	168,500	461,906	(63.5)%
Accounting Fees	43,700	41,300	5.8%
Legal Fees	43,442	38,791	12.0%
Penalties	(12,573)	74,356	(116.9)%
Stock Related Fees	18,059	5,732	215.1%
Consulting	292,700	0	100.0%

Total Major Expenses	593,767	724,978	(18.1)%

Total General and Administrative Expenses	677,697	859,950	(21.2)%

Total general and administrative expenses were $677,697 for the year ended December 31, 2006 versus $856,950 for the year ended December 31, 2005, which resulted in a decrease of $179,253. General and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending. The overall decrease in general and administrative expenses was primarily due to the decrease in salary and wages of $168,500 in 2006, compared to $461,906 the prior year period. The decrease of $293,406 was due to the officers and employees taking significant salary reductions and not accruing salaries. In addition there was a decrease of $86,929, and $40,256 in penalty and rent expense during the twelve months ending December 31, 2006, compared to the same prior period. The decrease in rent expense was due to the elimination of office space rented due to the decrease in employees and staff. There was also a 96.6% decrease in commission expense in 2006 compared to 2005. These decreases were partially offset by increases in stock related and legal fees of $12,327, and $4,651 respectively. In addition, increases in accounting and computer/software expense increased $2,400, and $238, for the year ending December 31, 2006, and 2005 respectively.

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the years ended December 31, 2006 and 2005 are as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Percentage Change

Interest and other income	203	46,073	(99.6)%
Interest expense	(41,972)	(250,605)	(83.3)%
Total other income (expenses)	(41,769)	(204,532)	(79.6)%

Net income (loss)	$(411,138)	(591,133)	(30.4)%

During the twelve months ended December 31, 2006, our total other expenses decreased by 79.6% compared to the twelve months ended December 31, 2005. The decrease was primarily the result of a $208,633 and $45,870 decrease in interest expense and interest/other income in 2006 compared to 2005. The net loss for the year ended December 31, 2006 was $411,138, versus a net loss of $591,133 for the year ended December 31, 2005. This resulted in a 30.4% change in net loss of $179,995.

Liquidity and Capital Resources

Introduction

During the twelve months ended December 31, 2006, we did not generate positive cash flow. As a result, we funded our operations by using cash on hand and through cash generated from the sale of our common stock.

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

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2006, as compared to December 31, 2005 and September 30, 2006, were as follows:

	December 31,	December 31,	September 30,
	2006	2005	2006

Cash	$45,755	$120,994	$113,923
Accounts receivable	70,937	37,146	75,920
Prepaid expenses	24,565	19,623	23,391
Total current assets	141,257	177,763	213,234
Total assets	147,901	187,826	220,429
Total current liabilities	615,656	903,960	838,982
Total liabilities	1,049,768	1,131,640	1,103,888

Cash Requirements

As of December 31, 2006, we had a working deficit of $474,399. Our cash obligations are anticipated to increase substantially over the next 12 months. The cash would be utilized for operational expenses and general working capital. Funds will also be utilized for continued legal and professional fees as a result of continuing litigation and reserve or deposit requirements which are a result of our administrative support business of Enstruxis. We intend for these funding requirements to be fulfilled through either equity or debt financing.

Sources and Uses of Cash

Operations

Net cash provided by and (used in) operating activities for the twelve months ended December 31, 2006 and 2005 were $(319,324) and $(25,131), respectively. For the twelve months ended December 31, 2006, the net loss of $411,138 was offset by deferred compensation, provision for bad debt, and depreciation of $245,000, $13,500, and $3,228 respectively. However net cash flow used in operating activities increased due to a decrease in Accounts payable/ accrued expenses, and deferred revenue of $105,070, and $12,802, respectively. There were also increases in accounts receivable, other receivables, and prepaid expenses/other assets of $39,975, $1,994, and $12,258, respectively.

Investing

Net cash provided by investing activities for the twelve months ended December 31, 2006 and 2005 was zero, and $350 respectively.

Financing

Net cash provided and (used in) financing activities for the twelve months ended December 31, 2006 and 2005, were $244,085 and $29,639, respectively. For the twelve months ended December 31, 2006, the net cash provided was from proceeds from the exercise stock warrants and proceeds from sale of stock of $500 and $250,000, respectively. This was slightly offset by repayment to related parties of $4,000 and repurchase of common stock of $2,415.

Debt Instruments, Guarantees, and Related Covenants

Our debt instruments primarily consist of note and loan payables detailed in Note 6 of our financial statements. In addition guarantees are entered into from time to time but no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2006.

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

Accounts Receivable. We review our outstanding receivables and make judgments on their collectibles based on per client assessment of risk. Allowances are made when collection becomes doubtful and provisions are made during periodic review of all outstanding invoices.

Revenue Recognition. Our primary source of revenue comes from services rendered in our subsidiary Enstruxis, Inc. We recognize revenue based on gross payroll, payroll taxes, workers compensation, benefits, administrative and delivery fees from our clients. Any income received prior to a payroll date is classified as deferred revenue. In addition we recognize all amounts as a principal in consideration of the fact that we are at risk for payment of all direct costs as a co-employer whether or not our clients pay timely or at all.

Income Taxes. Our income tax expense involve using the deferred tax assets and liabilities included on the balance sheet. These tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities.

Property and Equipment. We value our property and Equipment at cost and follow the depreciation straight-line method of 3 to 5 years for computer, software, and office equipment, and 5 to 7 years for furniture and fixtures. All maintenance and repair costs are expensed as incurred.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have very few assets and only one eligible portfolio company, there is no quantitative information, as of the end of December 31, 2006, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 9.

ITEM 9A – CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 9B – OTHER INFORMATION

All information required to be filed on a Form 8-K during the three months ended December 31, 2006 was filed with the Commission on a Form 8-K.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Scott Absher	47	Chief Executive Officer and Director (2004)

George LeFevre	40	Chief Financial Officer, Secretary, and Director (2004)

Mark Absher	44	Director

Richard Granieri	62	Director

Patrick Shane	55	Director

Scott Absher has served as a director and our Chief Executive Officer since our reverse merger with EnStruxis in February 2004. Since December 2000, Mr. Absher has also been a co-founder and Managing Partner of NeoTactix, a company focused on mergers, acquisitions, and structural guidance for small public companies. From 1993 to1997, Mr. Absher was the President of Management Resources, a company that specialized in business process outsourcing, including human resources services. Mr. Absher is a graduate of The Moody Bible Institute in Chicago, Illinois.

George LeFevre has served as a director, our Chief Financial Officer and Secretary since our reverse merger with EnStruxis in February 2004. In 2005, Mr. LeFevre was hired as Chief Executive Officer of MotivNation, Inc., a company that specializes in the specialty automotive industry. Mr. LeFevre is also a co-founder of NeoTactix, a company focused on mergers, acquisitions, and structural guidance for small public companies. From 1998 to 2000, Mr. LeFevre assisted with the formation and funding of PTM Molecular Biosystems. He was the Chief of Finance and key officer for strategic business ventures. Mr. LeFevre received a Bachelor of Science in Business Administration Finance from California State University, Long Beach.

Mark Absher has served as our director since January 24, 2006. Mr. Absher is currently working for LifeWay Christian Resources as their Staff Attorney. From 1997 to 2004, Mr. Absher served as Corporate Counsel for The National Community Foundation based in Brentwood, Tennessee. From 1990 to 1996, Mr. Absher served as Corporate Counsel for TTC Illinois which provided management support services to the transportation industry. Mr. Absher holds an undergraduate Bachelor of Arts degree and a Juris Doctorate Degree from The John Marshall Law School in Chicago. Mr. Absher is a former law clerk for the Illinois Appellate Court and for the 7th Circuit Federal bankruptcy court in Chicago.

Richard Granieri has served as our director since February 21, 2006. Mr. Granieri is an Independent Business Consultant for private and public companies. Mr. Granieri has an extensive background with communications and marketing to the financial community. Mr. Granieri has held a series 6, 7, and 24 licenses and managed investment portfolios with Schneider Securities. He has managed retail brokerage office, investor relations, private placements and investment banking activities. Mr. Granieri attended Cal Poly San Luis Obispo majoring in Engineering.

Patrick Shane has served as our director since February 21, 2006. Mr. Shane has worked in business finance for over 25 years with a focus on corporate finance, advising small and micro-cap companies on the U.S. public financial markets for the last 15 years. His professional network extends through Europe and Asia and produces significant merger and investment opportunities for U.S. clients. Mr. Shane has established an extensive network within the investment banking community, including a broad range of institutional funds. Prior to specializing in the equities market, Mr. Shane served as a senior financial and marketing executive with ASCAP, the world’s largest music performing rights organization. Mr. Shane holds a B.S. degree in Finance from the University of Central Florida, Orlando.

Audit Committee

We presently do not have an audit committee of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10 percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, none of the required parties are delinquent in their 16(a) filings.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 – EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2006 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Scott Absher (1)(2)	2006	$60,000	-0-	-0-	-0-	-0-	-0-	-0-	$60,000
Director and CEO	2005	$155,000	-0-	-0-	-0-	-0-	-0-	-0-	$155,000

George LeFevre (1)(2)	2006	$18,500	-0-	-0-	-0-	-0-	-0-	-0-	$18,500
Director, CFO, Secretary	2005	$142,500	-0-	-0-	-0-	-0-	-0-	-0-	$142,500

*

Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements.

(1)	There was no compensation for any officers or directors for the year ending December 31, 2004.

(2)	Amounts stated were the combined amounts of actual cash received and salaries accrued for that year. The following are the accrued salaries:
a.	Scott Absher
i.	(2005): $120,000 in accrued salary, which was later settled in exchange for 6,000,000 shares of our common stock at a discounted rate of $0.01 per share.
ii.	(2006): There were no accrued salaries
b.	George LeFevre
i.	(2005): $120,000 in accrued salary, which was later settled in exchange for 6,000,000 shares of our common stock at a discounted rate of $0.01 per share.
ii.	(2006): There were no accrued salaries.

Employment Contracts

We currently do not have any employment agreements with our officers.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors, or employees in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2006, provided for or contributed to by us.

Director Compensation

The following table sets forth director compensation as of December 31, 2006:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Scott Absher	-0-	-0-	-0-	-0-	-0-	-0-	-0-

George LeFevre	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mark Absher	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Richard Granieri	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patrick Shane	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*

Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements.

The compensation of each of our directors is fully furnished in the Summary Compensation Table above.

Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees. In addition, we intend to issue to any new directors options to purchase 500,000 shares of our common stock at an exercise price and terms to be determined.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2006:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Scott Absher	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

George LeFevre	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2007, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (2)

Scott Absher	Chief Executive Officer and Director	20,450,000	35.9%

George LeFevre	Chief Financial Officer, Secretary and Director	20,450,000	35.9%

Richard Granieri	Director	65,000	<1%

Patrick Shane	Director	-0-	0%

Mark Absher	Director	-0-	0%

All executive officers, directors, and beneficial owners as a group		40,965,000	71.9%

(1)	Unless stated otherwise, the address of each affiliate is 18101 Von Karman Ave., Suite 330, Irvine, California 92612.

(2)	Unless otherwise indicated, based on 56,987,865 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in section 2(a)(1) of the Investment Company Act of 1940. There are no classes of stock other than common stock issued or outstanding. Other than as set forth herein, there are no options, warrants, or other rights to acquire common stock outstanding. We do not have an investment advisor.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

NeoTactix, Inc. Consulting Agreement

On April 20, 2004, we entered into a Business Consulting Agreement with NeoTactix (NTX) pursuant to which Neotactix agreed to provide certain business consulting services, in exchange for 4,900,000 shares of our common stock. The Company and NTX agreed that the compensation shares issued by us to affiliates of NTX shall be cancelled and returned to us if, prior to October 31, 2005, NTX had not achieved certain benchmarks pursuant to the agreement. On October 5, 2005, our Board of Directors extended the agreement for one year to commence on October 31, 2006.

On August 26, 2004, our Board elected both managing partners of NeoTactix, Scott Absher and George LeFevre, to our Board of Directors. In addition, our board of directors elected Scott Absher as our CEO, and George LeFevre as our CFO and Secretary. The original agreement with NeoTactix still stands and will be reviewed as of the expiration date.

On October 5, 2005, our Board approved a one year extension to the consulting agreement to expire December 31, 2006. We wrote-down the deferred consulting services, offset against additional paid in capital, to $245,000 or $0.05 per share which was the closing market price on October 5, 2005. As of December 31, 2005, none of the benchmarks had occurred. The services were deferred until performance committed.

On October 20, 2006, our Board approved an amendment to the Business Consulting Agreement dated April 20, 2004. According to the amended agreement, NeoTactix was deemed to have fully performed all services required of it, in consideration of same. We expensed previously deferred consulting and compensation fees in full.

Scott Absher and George LeFevre

In December 2002, Scott Absher (CEO) and George LeFevre (CFO) loaned us $84,475 for start up capital. This note vested on December 31, 2006 and is anticipated to be restructured.

On July 18, 2006, Scott Absher and George LeFevre each agreed to assume half of the total legal fees payable to the attorney for the total amount of $170,432. The amounts were converted into notes payable accruing interest at 8% per annum, due on December 17, 2007.

Richard McKinley (former officer)

On May 23, 2005, a $350,000 note was made concerning a settlement agreement reached between us and Richard McKinley. The note was to be paid over thirty-six (36) months with the first payment occurring on June 1, 2005, and without any interest accrued to the unpaid balance, and was to be secured by personal promissory note by both Scott Absher and George Lefevre.

On June 6, 2006, we filed a lawsuit against one of our former officers for breach of contract on a settlement agreement signed May 23, 2005. As of December 31, 2006, this matter remains in motion with the Orange County Courts. We are holding any payments due to the same officer on a prior settlement agreement, due to the breach of the contract.

MotivNation Inc.

We provides structural support services for MotivNation, Inc., which George Lefevre serves as a Director and CEO. In addition Jay Isco is the CFO of MotivNation, and participates as a part-time employee of ours.

Richardson and Patel

On July 18, 2006, Richardson and Patel, our former attorney, agreed to cancel 1,000,000 shares of the retaining 2,000,000 shares to us (see note 20 in the financial statements).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended December 31, 2006 and 2005, Spector & Wong, LLP billed us $33,000 and $33,000, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q.

Audit – Related Fees

During the fiscal years ended December 31, 2006 and 2005, Spector & Wong, LLP billed us $zero and $zero, respectively, in fees for assurance and related services related to the performance of the audit and review of our financial statements.

Tax Fees

During the fiscal years ended December 31, 2006 and 2005, Spector & Wong, LLP billed us $2,000 and $5,500 respectively, in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended December 31, 2006 and 2005, Spector & Wong, LLP did not bill us for any other fees.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are filed as part of this report:

(a)(2)	Financial Statement Schedules
We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits
Refer to (b) below.

(b)	Exhibits
3.1 (1)	Articles of Incorporation

3.2 (1)	Articles of Amendment dated September 17, 1984

3.3 (1)	Restated Articles of Incorporation dated August 7, 1986

3.4 (1)	Certificate of Amendment to Articles dated May 26, 1990

3.5 (2)	Amendment to Articles of Incorporation changing name to Entremetrix Corporation dated May 6, 2004

3.6 (1)	Bylaws

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-SB12G filed on August 21, 2001.
(2)	Incorporated by reference from Exhibit 3.5 to the issuer’s Quarterly Report on Form 10-Q filed on May 22, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entremetrix Corporation

Dated: April 17, 2007	/s/ Scott Absher
By: Scott Absher
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2007	/s/ Scott Absher
By: Scott Absher, Chief Executive Officer and Director

Dated: April 17, 2007	/s/ George LeFevre
By: George LeFevre, Chief Financial Officer, Secretary and Director

Dated: April 17, 2007	/s/ Mark Absher
By: Mark Absher, Director

Dated: April 17, 2007	/s/Richard Granieri
By: Richard Granieri, Director

Dated: April 17, 2007	/s/ Patrick Shane
By: Patrick Shane, Director

HAROLD Y. SPECTOR, CPA	SPECTOR & WONG, LLP	80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA	Certified Public Accountants	SUITE 723
	(888) 584-5577	PASADENA, CA 91101
FAX (626) 584-6447

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of EntreMetrix Corporation

We have audited the accompanying consolidated balance sheets of EntreMetrix Corporation (formerly known as Missouri River and Gold Gem Corp.) as of December 31, 2006, and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of EntreMetrix Corporation as of December 31, 2006, and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, 2005, and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Spector & Wong, LLP

Pasadena, California

April 5, 2007

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006, and 2005

ASSETS
	December 31,
Current Assets	2006	2005
Cash	$ 45,755	$ 120,994
Accounts receivable, net of allowance for bad debt of $13,500 for 2006
and $7,317 for 2005	70,937	37,146
Prepaid expenses	24,565	19,623
Total Current Assets	141,257	177,763

Property and equipment, net of accumulated depreciation
of $13,068 for 2006, and $9,840 for 2005	1,890	5,118

Other Assets
Deposits	2,760	4,945
Other receivables	1,994	-
Total Other Assets	4,754	4,945

TOTAL ASSETS	$ 147,901	$ 187,826
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 13,513	$ 184,097
Payroll liabilities	134,249	261,891
Other current liabilities	227,227	204,503
Deferred revenue	-	12,802
Notes payable to related parties, current portion	240,667	240,667
Total current Liabilities	615,656	903,960

Notes payable to related parties, net of current portion	434,112	267,680

TOTAL LIABILITIES	1,049,768	1,171,640

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
57,987,865, and 56,937,865 shares issued and
outstanding in 2006, and 2005, respectively	57,988	56,938
Paid-in capital	715,272	465,822
Deferred consulting and compensation	-	(245,000)
Accumulated deficit	(1,658,962)	(1,247,824)
Treasury stock (159,000 shares, at cost)	(16,165)	(13,750)
Total Stockholders' Deficit	(901,867)	(983,814)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 147,901	$ 187,826

See notes to consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2006	2005	2004
Revenues	$ 6,202,040	$ 7,642,216	$ 10,614,729

Cost and Expenses
Cost of revenue	5,892,912	7,171,067	9,785,957
Selling, general and administrative expenses	677,697	856,950	1,096,520
	6,570,609	8,028,017	10,882,477

Operating loss	(368,569)	(385,801)	(267,748)

Other Income (Expenses):
Interest and Other Income	203	46,073	146
Embezzlement loss	-	-	(5,423)
Interest and Other Expenses	(41,972)	(250,605)	(36,168)
Total Other Income (Expenses)	(41,769)	(204,532)	(41,445)

Net loss before Income Taxes	(410,338)	(590,333)	(309,193)

Provision for Taxes	800	800	800

Net Loss	$ (411,138)	$ (591,133)	$ (309,993)

Net loss per share, Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average Number of Shares	57,487,865	54,155,581	30,406,832

See notes to consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For years ended December 31, 2006, 2005, and 2004

	Common Stock		Paid-in	Deferred	Treasury	Accumulated
	Shares	Amount	Capital	Compensation	Stock	Deficit	Total
Balance at December 31, 2003	2,500	$ 25	$ 1,491	$ -	$ -	$ (342,695)	$(341,179)

Retirement of shares due
to reverse merger	(2,500)	(25)	(1,491)			1,516	-
Reverse merger with MRGG	4,938,115	4,938				(4,938)	-
Issuance of shares for:
Reverse merger	19,752,460	19,752				(581)	19,171
Deferred consulting	4,900,000	4,900	1,465,100	(1,470,000)			-
Deferred bonuses	8,000,000	8,000	72,000	(80,000)			-
Legal Fees	2,000,000	2,000	18,000				20,000
Officers' compensation	12,000,000	12,000	108,000				120,000
Net loss						(309,993)	(309,993)
Balance at December 31, 2004	51,590,575	51,590	1,663,100	(1,550,000)	-	(656,691)	(492,001)

Retirement of stock for the
settlement with the former
president	(18,652,710)	(18,652)	(160,588)				(179,240)
Issuance of shares for
Officers' compensation	24,000,000	24,000	216,000				240,000
Amortization of deferred bonuses				10,508			10,508
Shares to be retired for
non-vesting deferred bonuses			(69,492)	69,492			-
Write-down deferred
consulting services			(1,225,000)	1,225,000			-
Issuance of warrants for debt			41,802				41,802
Acquisition of treasury stock					(13,750)		(13,750)

Net loss						(591,133)	(591,133)
Balance at December 31, 2005	56,937,865	56,938	465,822	(245,000)	(13,750)	(1,247,824)	(983,814)

Issuance of stock for cash	1,000,000	1,000	249,000				250,000
Proceeds from exercising
stock warrants	50,000	50	450				500
Acquisition of treasury stock					(2,415)		(2,415)
Consulting fee recognized				245,000			245,000

Net loss						(411,138)	(411,138)
Balance at December 31, 2006	57,987,865	$ 57,988	$ 715,272	$ -	$(16,165)	$ (1,658,962)	$(901,867)

See notes to consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2006	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (411,138)	$ (591,133)	$ (309,993)
Adjustments to reoncile net loss to net cash used in
operating activities:
Depreciation and amortization	3,228	11,456	7,309
Provision for bad debt	13,500	-	-
Issuance of stocks for services	-	240,000	140,000
Issuance of warrants for debt	-	41,802	-
Amortization of deferred compensation	-	10,508	-
Gain on disposal of property and equipment	-	(126)	-
Wrote-off property and equipment	-	-	35,071
Deferred compensation	245,000	-	-
(Increase) Decrease in:
Accounts receivable	(39,975)	(27,150)	40,157
Other receivable	(1,994)
Prepaid expenses and other assets	(12,258)	18,398	17,203
Deposits	2,185	-	-
Increase (Decrease) in:
Accounts payable and accrued expenses	(105,070)	258,312	52,710
Deferred revenue	(12,802)	12,802	(12,580)
Net Cash Flows Used in Operating Activities	(319,324)	(25,131)	(30,123)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(8,674)
Proceeds from disposal of property and equipment	-	350	-
Cash Increase due to reverse acquisition by Entremetrix	-	-	19,171
Net Cash Flows Provided by Investing Activities	-	350	10,497

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment to related parties	(4,000)	(81,611)	-
Proceeds from exercising stock warrants	500	-	-
Proceeds from sale of stock	250,000
Repurchase of common stock	(2,415)	(13,750)	-
Net proceeds from notes payable to related parties	-	124,000	76,574
Net Cash Provided by Financing Activities	244,085	28,639	76,574

NET INCREASE (DECREASE) IN CASH	(75,239)	3,858	56,948

CASH AT BEGINNING OF YEAR	120,994	117,136	60,188

CASH AT END OF YEAR	$ 45,755	$ 120,994	$ 117,136

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 14,880	$ 9,885	$ 22,731
Taxes paid	$ -	$ 1,600	$ -
Noncash Investment and Financing Activities:
Assumption of accounts payable by related parties	$ 170,432	$ -	$ -
Addition of debt to retire common shares and accrued interest	$ -	$ 191,988	$ -
Common stock to be retired for non-vesting deferred bonuses	$ -	$ 69,492	$ -
Write-down deferred consulting services	$ -	$ 1,225,000	$ -
Issuance of common shares for deferred consulting services	$ -	$ -	$ 1,470,000
Issuance of common shares for deferred bonuses	$ -	$ -	$ 80,000
Conversion of accrued expenses into notes payable	$ -	$ -	$ 5,064
Issuance of common shares for reverse merger	$ -	$ -	$ 23,174

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

The Company will also leverage its expertise to provide a unique advantage to its eligible portfolio companies, including the possibility of creating a liquid for the companies’ securities. In the development of liquidity opportunities with its eligible portfolio companies EntreMetrix plans to forge shareholder participation in the investment and transaction flow through the

F-7

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

Allowance for Doubtful Accounts Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. Bad debt expense for the years ended December 31, 2006 and 2005 are $13,500 and $17,809, respectively.

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

The S-corporation election was terminated upon the reverse merger disclosed in Note 19.

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

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the "roll-over" and "iron curtain" methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is referred to as the "dual approach" as it requires quantification of errors under both the roll-over and iron curtain methods.

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

On May 26, 2006, the Company filed an Offering Circular with the SEC to sell up to $5 million of the Company’s common stock. As of December 31, 2006, the Company sold 1 million shares for a total consideration of $250,000.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006, and 2005 consisted of the following:

	2006	2005
Computer equipment and software	$ 10,224	$ 10,224
Office equipment and furniture	4,734	4,734
	14,958	14,958
Less: Accumulated Depreciation	(13,068)	(9,840)
Total	$ 1,890	$ 5,118

NOTE 5 – OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2006, and 2005 consisted of the following:

	2006	2005
Accrued interest	$ 35,107	$ 22,003
Contingent liability	140,000	140,000
Accrued professional fees	19,000	16,700
Payroll tax penalty	12,363	16,098
Employee Reimbursable	19,957	-
Other	800	9,702

Total	$ 227,227	$ 204,503

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes Payable to related parties at December 31, 2006, and 2005 consists of the following:

	December 31,	December 31,
	2006	2005
1.) Payable to a related party, interest accrued
at 8%, due on December 31, 2006 [a]	$ 84,475	$ 84,475
2.) Payable to a related party, term is open	1,233	1,233
3.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [b]	85,216	-
4.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [b]	85,216	-
5.) Payable to ICP, a related party, interest
accrued at 12%, due on December 31, 2006 [c]	124,000	124,000
6.) Payable to former President for the settelment,
no interest is accrued, payable in 36 equal
$9,722 payments [d]	294,639	298,639
Total notes payable to related parties	674,779	508,347
Less: current portion	240,667	240,667
Notes payable to related parties, net of current portion	$ 434,112	$ 267,680

a.	The Company is negotiating with the related parties for the payment.

b. On July 18, 2006, a former attorney of the Company agreed to cancel 1,000,000 shares of the retaining 2,000,000 shares to the Company (see note 20). The CEO and the CFO of the Company each agreed to assume half of the total legal fees payable to the attorney for the total amount of $170,432. The amounts were converted into notes payable accruing interest at 8% per annum, due on December 17, 2007.

c. On May 20, 2005, the Company entered into a Bridge Loan Agreement with Infinity Capital Partners, LLC (“ICP”, a related party), to borrow funds up to $250,000 with the interest payable monthly at 12% per annum and due on December 15, 2005. The Company did not fulfill the payment on December 15, 2005; as a result, a new agreement was made between the parties. According to the new agreement, a $10,000 penalty was incurred and added to the loan principal, and the loan will continue to bear an interest at 12% per annum on the balance through December 31, 2006. In addition, the Company also failed to raise additional $200,000 in funding from outside interest pursuant to the Agreement; the Company is contingently liable to issue 3,500,000 restricted shares to the Lender for consideration. The shares were valued at $0.04 per share on December 31, 2005, and the total amount of $140,000 was accrued and charged to interest expense. If the loan is not paid in full on or before the extended due date, an additional 10% penalty will be applied and the interest would be payable monthly. As of December 31, 2006, the 3,500,000 restricted shares had not yet been issued, and the Company is negotiating for the payment.

d.	The note is in default due to a pending litigation. (See note 17)

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY

2006 Sale of Stock

On May 26, 2006, the Company filed a Form 1-E Offering Circular with the Commission to sell up to $5 million of the Company’s common stocks. The shares are without restriction legend pursuant to an exemption from registration provided by Regulation E promulgated under the Securities Act of 1933. The offering begins on June 13, 2006 and expires after one year. The offering began terminated and amended any time before the expiration date. On July 7, 2006, the Company sold an aggregate of 1 million shares to two accredited investors for aggregate consideration of $250,000.

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

On October 20, 2006, the Board approved an amendment to the Business Consulting Agreement dated April 20, 2004. According, to the amended agreement, NeoTactix was deemed to have fully performed all services required of it, in consideration of same. The Company expensed previously deferred consulting and compensation fees in full.

2004 Stock Plan

On September 16, 2004, the Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 7,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company’s stock is at least 110% of the market value at date of grant. At December 31, 2006 and 2005, no stock options or awards were granted.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Stock Bonuses

As of December 31, 2006, there were 6,949,233 shares of common stock pending to be cancelled due to non-compliance of the vesting conditions stated in the restricted stock bonus agreements dated in September 2004.

In September 2004, the Board of Directors approved the issuance of 2,000,000 unregistered shares of common stock to each of the four employees and entered into a Restricted Stock Bonus Agreement with each of these employees. Each Restricted Stock Bonus Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the employee does not meet the vesting conditions pursuant to the Agreement by December 31, 2005, then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2005 shall be automatically rescinded and cancelled. Each employee may vote the stock received to the extent any unvested shares are rescinded and cancelled. The shares were valued $0.01 per share or $80,000 of total. As of December 31, 2005, 1,050,767 shares were vested and the Company recognized $10,508 in compensation. The balance of 6,949,233 shares in the amount of $69,492 will be rescinded and cancelled in 2007.

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

Stock Warrants

On May 20, 2005, the Company granted warrants to a creditor to purchase up to 1,500,000 shares of the Company’s Common stock in consideration for the issuance of the debt of $114,000 disclosed in Note 6. The warrants are exercisable at $0.10 per share and expire after two years. The warrants were valued at $39,998 using the Black-Scholes option pricing model and were amortized over the term of the note.

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

NOTE 8 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For years ended December 31,
	2006	2005	2004
Numerator:
Net loss	$ (411,138)	$ (591,133)	$ (309,993)
Denominator:
Weighted Average of Common Shares	57,487,865	54,155,581	30,406,832
Per share of common stock:
Net loss per share-basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)

As the Company incurred net losses for the year ended December 31, 2006, the effect of dilutive securities totaling 442,258 equivalent shares has been excluded from the calculation of dilutive net loss per share because their effects were anti-dilutive.

As the Company incurred net loss for the year ended December 31, 2005, the effect of dilutive securities totaling 3,125 equivalent shares has been executed from the calculation of dilutive net loss per share because their effect was anti-dilutive.

The Company has no dilutive items for years ended December 31, 2004.

NOTE 9 – INCOME TAXES

Provision of income tax consists of a minimum state franchise tax of $800 for each of the year ended December 31, 2006, and 2005.

As of December 31, 2006, the Company has net operating loss carryforwards, approximately of $1,361,559 to reduce future federal and state taxable income. To the extent not utilized, the carryforwards will begin to expire through 2026 for federal tax purposes and through 2016 for state tax purposes. The Company’s ability to utilize its net operating loss carryforwards is

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The deferred tax assets as of December 31, 2006, 2005, and 2004 consist of the following:

	2006	2005	2004
Tax Benefit on net operating loss carryforward	$ 582,866	$ 127,294	$ 64,021
Tax Benefit on contribution carryforward	-	857	428
Temporary differences	426	8,446	813
Less: valulation allowance	(583,292)	(136,597)	(65,262)
Net deferred tax assets	$ -	$ -	$ -

NOTE 10 – MAJOR CUSTOMERS AND BUSINESS CONCENTRATION

During the year ended December 31, 2006, three major customers accounted for $2,582,467 or 42% of total revenue.

During the year ended December 31, 2005, three major customers accounted for $3,168,470 or 41% of total revenue.

During the year ended December 31, 2004, three major customers accounted for $4,654,940 or 44% of total revenue.

The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limits. Management considers the risk minimal.

NOTE 11 – LEASE COMMITTMENTS

The Company leases office facilities on a month-to-month basis. As of January 1, 2006, the Company reduced its monthly payments from $5,355 to $1,300 plus the cost of parking spaces, by leasing fewer offices in the same facility. Rent expenses for the years ended December 31, 2006, 2005, and 2004 were $21,605, $61,861, and $64,174, respectively.

NOTE 12 – SEGMENT INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that enterprises to disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 13 – TERMINATION OF BUSINESS COMBINATION

In March 2003, the Company announced to be acquired by a subsidiary of Kaire Holding, Inc. (“Kaire”), a publicly-held company, for $2,750,000. The acquisition was reversed and unwound on February 25, 2004.

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SETTLEMENT OF ACCOUNTS RECEIVABLE

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

NOTE 15 – FORGIVENESS OF DEBT

During 2005, a former attorney agreed to forgive the balance of $45,884 owed by the Company. The Company included this gain in Other Income.

NOTE 16 – GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2006.

NOTE 17 – LEGAL PROCEEDINGS

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

Settlement amount	$ 350,000
Less: Forgiven notes payable	158,011
Less: Fogiven accrued interest	12,748
Net settlement amount	179,241
Par value of returned 18,652,710 shares	(18,653)
Excess of settlement amount over
over par value charged to paid-in capital	$ 160,588

On June 6, 2006, the Company filed a lawsuit against the former officer of the Company for breach of contract on a settlement agreement signed May 23, 2005. As of December 31, 2006, this matter remains in motion with the Orange County Courts. The Company is holding any payments due to the same officer on a prior settlement agreement, due to the breach of the contract.

NOTE 18 – RISK MANAGEMENT

The Company is expected to various risks of loss related torts; theft of, damage to and destruction of assets, error and omissions and natural disasters for which EntreMetrix does not renew its commercial insurance in 2006.

NOTE 19 – ACQUISITION

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

Details of the net liabilities acquired at book value at the acquisition dates are as follows:

Current assets	$ 19,171
Less: Liabilities	-
$ 19.171

Supplemental Information for EntreMetrix Inc. (Formerly known as Missouri River and Gold Gem Corp):

Summary Balance Sheets

	March 8, 2004	December 31, 2003
Current assets	$ 19,171	$ 33,316
Liabilities	-	-

Net Assets	$ 19,171	$ 33,316

Stockholders’ Equity

Stockholders' Equity:	March 8, 2004	December 31, 2003
Preferred stock, $0.001 par value; 100,000,000 shares authorized; none issued and outstanding	$ -	$ -
Common stock, $0.001 par value; 300,000,000 shares authorized ;4,962,869 shares issued and outstanding	4,938	4,938
Additional paid-in capital	638,433	638,433
Accumulated deficit	(624,200)	(610,055)
Total stockholders' equity	$ 19,171	$ 33,316

Summary Statements of Operations

	For the Period ended	For the Year Ended
	March 8, 2004	December 31, 2003
Revenue	$ -	$ -
General and administrative expenses	14,145	15,259

Net Loss for the Period	$ (14,145)	$ (15,259)

NOTE 20 – SUBSEQUENT EVENT

The Company cancelled 1,000,000 shares of common stock in connection with the settlement of all claims and disputes with and the former attorney.