Form 10-Q
period 2007-03-31
ENTREMETRIX CORP
filed 2007-05-21
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 4, 2007, there were 56,987,865 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1	Financial Statements

ENTREMETRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	March, 31	December 31,
	2007	2006
	Unaudited	Audited
ASSETS
Current Assets
Cash	$ 11,949	$ 45,755
Accounts receivable, net of allowance for bad debt of $21,500 and $13,500	88,544	70,937
Prepaid expenses	19,058	24,565
Total Current Assets	119,551	141,257

Property and equipment, net of accumulated depreciation
of $13,507 and $13,068	1,450	1,890

Other Assets
Deposits	2,760	2,760
Other receivables	1,994	1,994
Total Other Assets	4,754	4,754

TOTAL ASSETS	$ 125,755	$ 147,901
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 18,075	$ 13,513
Payroll liabilities	196,597	134,249
Other current liabilities	235,055	227,227
Notes payable to related parties, current portion	253,067	240,667
Total current Liabilities	702,794	615,656

Notes payable to related parties, net of current portion	434,112	434,112

TOTAL LIABILITIES	1,136,906	1,049,768

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
57,987,865 shares issued and outstanding as of both periods	57,988	57,988
Paid-in capital	715,272	715,272
Accumulated deficit	(1,768,246)	(1,658,962)
Treasury stock (159,000 shares, at cost)	(16,165)	(16,165)
Total Stockholders' Deficit	(1,011,151)	(901,867)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 125,755	$ 147,901

See notes to interim unaudited consolidated financial statements

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31,	2007	2006	2005
Revenues	$ 1,330,594	$ 1,833,728	$ 2,134,053

Cost and Expenses
Cost of revenue	1,292,641	1,772,799	2,026,846
Selling, general and administrative expenses	136,831	88,878	122,704
	1,429,472	1,861,677	2,149,550

Operating loss	(98,878)	(27,949)	(15,497)

Other Income (Expenses):
Interest and Other Income	2	2	61
Interest and Other Expenses	(9,608)	(12,484)	(7,863)
Total Other Income (Expenses)	(9,606)	(12,482)	(7,802)

Net loss before Income Taxes	(108,484)	(40,431)	(23,299)

Provision for Taxes	800	800	800

Net Loss	$ (109,284)	$ (41,231)	$ (24,099)

Net loss per share, Basic and Diluted	NIL	NIL	NIL

Weighted Average Number of Shares	57,987,865	56,954,532	51,590,575

See notes to interim unaudited consolidated financial statements

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31,	2007	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (109,284)	$ (41,231)	$ (24,099)
Adjustments to reoncile net loss to net cash used in
operating activities:
Depreciation and amortization	440	1,075	2,229
Penalty incurred on notes payable	12,400	-	-
(Increase) Decrease in:
Accounts receivable	(17,607)	(11,949)	3,491
Other receivable	-	-	549
Prepaid expenses and other assets	5,507	15,611	16,033
Deposits	-	2,185	-
Increase (Decrease) in:
Accounts payable and accrued expenses	74,738	27,768	12,275
Deferred revenue	-	1,953	-
Net Cash Flows Provided by (Used in) Operating Activities	(33,806)	(4,588)	10,478

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	-
Cash Increase due to reverse acquisition by EntreMetrix	-	-	-
Net Cash Flows Provided by Investing Activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment to related parties	-	(4,000)	-
Proceeds from related party loan	-	-	-
Proceeds from exercising stock warrants	-	500	-
Net Cash Provided by (Used in) Financing Activities	-	(3,500)	-

NET INCREASE (DECREASE) IN CASH	(33,806)	(8,088)	10,478

CASH AT BEGINNING OF PERIOD	45,755	120,994	117,136

CASH AT END OF PERIOD	$ 11,949	$ 112,906	$ 127,614

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 4,092	$ 3,720	$ 1,000
Taxes paid	$ -	$ -	$ -

See notes to interim unaudited consolidated financial statements

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

Presentation of Interim Information: The accompanying consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2007 and for the three months ended March 31, 2007, 2006 and 2005 have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

New Accounting Pronouncements: In February 2007, the Financial Accounting Standards Board (“FASB’) issued Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

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

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 26, 2006, the Company filed an Offering Circular with the SEC to sell up to $5 million of the Company’s common stock. In the quarter ending March 31, 2007, the Company did not sell any shares. The offering is to be expired on August 27, 2007.

NOTE 3 – MAJOR CUSTOMERS

During the three months ended March 31, 2007, three major customers accounted for $705,423 or 53% of total revenues.

During the three months ended March 31, 2006, three major customers accounted for $843,303 or 46% of total revenues.

During the three months ended March 31, 2005, three major customers accounted for $826,486 or 39% of total revenues.

NOTE 4 – OTHER CURRENT LIABILITIES

Accrued expenses consist of:

	(Unaudited)	(Audited)
	March 31,	December 31,
	2007	2006
Accrued Interest Expenses	$ 40,135	$ 35,107
Contingency liability	140,000	140,000
Accrued Professional Expenses	21,000	19,000
Payroll tax penalty	12,363	12,363
Employee Reimbursable	19,957	19,957
Other	1,600	800
Total	$ 235,055	$ 227,227

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes Payable to related parties at March 31, 2007, and December 31, 2006 consists of the following:

	March 31,	December 31,
	2007	2006
1.) Payable to a related party, interest accrued
at 8%, due on December 31, 2006 [a]	$ 84,475	$ 84,475
2.) Payable to a related party, term is open	1,233	1,233
3.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [b]	85,216	85,216
4.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [b]	85,216	85,216
5.) Payable to ICP, a related party, interest
accrued at 12%, due on December 31, 2007 [c]	136,400	124,000
6.) Payable to former President for the settlement,
no interest is accrued, payable in 36 equal
$9,722 payments [d]	294,639	294,639
Total notes payable to related parties	687,179	674,779
Less: current portion	253,067	240,667
Notes payable to related parties, net of current portion	$ 434,112	$ 34,112

a.	The Company is negotiating with the related parties for the payment.

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

c. On May 20, 2005, the Company entered into a Bridge Loan Agreement with Infinity Capital Partners, LLC (“ICP”, a related party), to borrow funds up to $250,000 with the interest payable monthly at 12% per annum and due on December 15, 2005. The Company did not fulfill the payment on December 15, 2005; as a result, a new agreement was made between the parties. According to the new agreement, a $10,000 penalty was incurred and added to the note principal, and the loan will continue to bear an interest at 12% per annum on the balance through December 31, 2006. In addition, the Company also failed to raise additional $200,000 in funding from outside interest pursuant to the Agreement; the Company is contingently liable to issue 3,500,000 restricted shares to the Lender for consideration. The shares were valued at $0.04 per share on December 31, 2005, and the total amount of $140,000 was accrued and charged to interest expense. The Company did not fulfill the payment on December 31, 2006; as a result, a new agreement was made between the parties in January 2007. According to the new agreement, a $12,400 penalty was incurred and added to the note principal, and the loan will continue to bear

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

an interest at 12% per annum on the balance through December 31, 2007. . If the loan is not paid in full on or before the extended due date, an additional 10% penalty will be applied and the interest would be payable monthly. As of March 31, 2007, the 3,500,000 restricted shares had not yet been issued, and the Company is negotiating for the payment.

d.	The note is in default due to a pending litigation. (See note 9)

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months ended
	March 31,
	2007	2006	2005
Numerator:
Net Loss	$ (109,284)	$ (41,231)	$ (23,299)
Denominator:
Weighted Average Number of Shares	57,987,865	56,954,532	51,590,575

Net loss per share-Basic and Diluted	NIL	NIL	NIL

As the Company incurred net losses for the three months ended March 31, 2007, 2006, and 2005, the effect of dilutive securities totaling 428,571, zero, and 3,908,250 equivalent shares, respectively, has been excluded from the calculation of dilutive net loss per share because their effects were anti-dilutive. There were 1.5 million shares out-of-money stock warrants outstanding as of March 31, 2006.

NOTE 7 – STOCKHOLDERS’ EQUITY

On January 19, 2007, the Company cancelled 1,000,000 shares of common stock in connection with the settlement of all claims and disputes with and the former attorney.

As of March 31, 2007, there were 6,949,233 shares of common stock pending to be cancelled due to non-compliance of the vesting conditions stated in the restricted stock bonus agreements dated in September 2004.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of March 31, 2007.

NOTE 9 – LEGAL PROCEEDINGS

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

On June 6, 2006, the Company filed a lawsuit against the former officer of the Company for breach of contract on a settlement agreement signed May 23, 2005. As of March 31, 2007, this matter remains in motion with the Orange County Courts. The Company is holding any payments due to the same officer on a prior settlement agreement, due to the breach of the contract.

NOTE 10 – SEGMENT INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 11 – RISK MANAGEMENT

The Company is expected to various risks of loss related torts; theft of, damage to and destruction of assets, error and omissions and natural disasters for which EntreMetrix does not renew its commercial insurance in 2007.

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

Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006.

Results of Operations

Introduction

Our revenues for the first quarter of 2007 were 27.4% less than the first quarter of 2006, at $1,330,594 compared to $1,833,728, although our cost of revenue as a percentage of revenue remained relatively consistent. Our revenues for the first quarter of 2007 were 12.5% more than the fourth quarter of 2006, which were $1,182,514. Our revenues increased during the first quarter of 2007 because clientele in our Enstruxis subsidiary gave bonuses in the first quarter. All of our revenue was generated by our wholly-owned subsidiary, Enstruxis, for administrative support services.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating income and loss for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006 and December 31, 2006, are as follows:

	3 Months Ended March 31, 2007	3 Months Ended March 31, 2006	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2006

Revenue	$1,330,594	$1,833,728	(27.4)%	$1,182,514
Cost of revenue	1,292,641	1,772,799	(27.1)%	1,113,420
Selling, General & Administrative Expenses	136,831	88,878	54.0%	323,395

Operating income (loss)	$(98,878)	$(27,949)	253.8%	$(254,301)

Our cost of revenue consists primarily of client federal and state payroll taxes, client salary & wages, workers compensation, 401K, union benefits and consulting fees. Our cost of revenue as a percentage of revenue remained relatively consistent at 97% versus 97% and 94% for the first quarters of 2007 and 2006, and the fourth quarter of 2006, respectively.

Our selling, general and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending. These expenses increased by 67.1% for the first quarter of 2007 versus 2006, despite our decrease in revenues, primarily as a result of increases in consulting and salary & wages of 100% and 32.0%, respectively. In addition there was an increase in rent, legal, penalties and stock related fees of approximately 32.6%, 100%, 350.4%, and 88.6% respectively. An offset to this was decrease in commission expense of 100% for the same time period. Total major expenses were $307,333 for the fourth quarter of 2006, a 63.9% decrease compared to $110,987 for the first quarter of 2007. The major expenses incurred during the three months ended March 31, 2007 and 2006, and December 31, 2006, were:

	3 Months Ended March 31, 2007	3 Months Ended March 31, 2006	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2006

Major Expenses:
Rent	$7,002	$5,280	32.6%	$6,286
Commissions	0	804	(100)%	(1,701)
Computer & Software Expenses	9,821	9,821	0%	2,513
Salary & Wages	49,500	37,500	32.0%	49,500
Accounting Fees	7,000	7,000	0%	16,000
Legal Fees	5,500	0	100%	8,991
Penalties	12,400	2,753	350.4%	(22,657)
Stock Related Fees	6,153	3,263	88.6%	3,402
Consulting	13,611	0	100%	245,000

Total Major Expenses	110,987	66,421	67.1%	307,333

Total Expenses	136,831	88,877	54.0%	323,395

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended March 31, 2007 and 2006, as compared to the three months ended December 31, 2006 are as follows:

	3 Months Ended March 31, 2007	3 Months Ended March 31, 2006	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2006

Interest and other income	$2	$2	0%	$1
Interest expenses	(9,608)	(12,484)	(23.0)%	(9,107)
Total other income (expenses)	(9,606)	(12,482)	(23.0)%	(9,106)

Net income (loss)	$(109,284)	$(41,231)	165.1%	$(263,408)

During the three months ended March 31, 2007, our total other expenses decreased by 23.0% compared to the three months ended March 31, 2006 as a result of decreases in interest expense arising out of decreases in the company’s interest payable debt. Despite this decrease in our total other expenses, our net loss increased by 165.1% from $(41,231) to $(109,284). The increase in net loss in the first quarter of 2007 can be attributed to the increase in SG&A of approximately 54.0%.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2007, we did not generate positive cash flow. As a result, we funded our operations by using cash on hand and through cash generated from the sale of our common stock.

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

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2007, as compared to March 31, 2006 and December 31, 2006, were as follows:

	March 31,	March 31,	December 31,
	2007	2006	2006

Cash	$11,949	$112,906	$45,755
Accounts receivable	88,544	49,095	70,937
Prepaid expenses	19,058	4,012	24,565
Total current assets	119,551	166,013	141,257
Total assets	125,755	172,816	147,901
Total current liabilities	702,794	933,682	615,656
Total liabilities	1,136,906	1,197,362	1,049,768

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

Sources and Uses of Cash

Operations

Net cash provided by and (used in) operating activities for the three months ended March 31, 2007 and 2006 were $(33,806) and $(4,588), respectively. For the three months ended March 31, 2007, the net cash used in operations came primarily from a net loss of $109,284 and an increase in accounts receivable of $17,607. This was offset by adjustments to penalties and depreciation of $12,400 and $440, respectively. In addition to increases in accounts payable of $74,738 and a decrease in prepaid expenses and other assets of $5,507.

Investing

Net cash provided by investing activities for the three months ended March 31, 2007 and 2006 was zero.

Financing

Net cash provided and (used in) financing activities for the three months ended March 31, 2007 and 2006, were $0 and $(3,500), respectively. For the three months ended March 31, 2007, the net cash provided was zero.

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

Since we have few assets and minimal portfolio companies, there is no quantitative information, as of March 31, 2007, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company.

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

There are no material changes to the legal proceedings in our most recent Annual Report on Form 10-K.

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

Except as set forth below, there were no unregistered, or any other, sales of equity securities by the Company during the three month period ended March 31, 2007.

On January 17, 2007, we cancelled 1,000,000 shares of common stock previously issued to our prior legal counsel in connection with a settlement agreement.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

None.

ITEM 6       Exhibits

3.1 (1)	Articles of Incorporation

3.2 (1)	Articles of Amendment dated September 17, 1984

3.3 (1)	Restated Articles of Incorporation dated August 7, 1986

3.4 (1)	Certificate of Amendment to Articles dated May 26, 1990

3.5 (2)	Amendment to Articles of Incorporation changing name to EntreMetrix Corporation dated May 6, 2004

3.6 (1)	Bylaws

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB12G filed on August 21, 2001.
(2)	Incorporated by reference from Exhibit 3.5 to our Quarterly Report on Form 10-Q filed on May 22, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EntreMetrix Corporation

Dated: May 18, 2007	/s/ Scott Absher
By: Scott Absher
Its: Chief Executive Officer