Form 10-Q
period 2007-06-30
ENTREMETRIX CORP
filed 2007-08-21
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 17, 2007, there were 59,793,865 shares of common stock, par value $0.001, issued and outstanding.

ENTREMETRIX CORPORATION

TABLE OF CONTENTS

PART I

ITEM 1	FINANCIAL STATEMENTS	3
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4	CONTROLS AND PROCEDURES	27

PART II

ITEM 1	LEGAL PROCEEDINGS	29
ITEM 1A	RISK FACTORS	29
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	29
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29
ITEM 5	OTHER INFORMATION	29
ITEM 6	EXHIBITS	29

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

ITEM 1	Financial Statements

ENTREMETRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2007	2006
	Unaudited	Audited
ASSETS
Current Assets
Cash	$ 31,104	$ 45,755
Accounts receivable, net of allowance for bad debt of $21,500 and $13,500	67,684	70,937
Prepaid expenses	17,612	24,565
Total Current Assets	116,400	141,257

Property and equipment, net of accumulated depreciation
of $13,945 and $13,068	1,012	1,890

Other Assets
Deposits	2,760	2,760
Other receivables	1,994	1,994
Total Other Assets	4,754	4,754

TOTAL ASSETS	$ 122,166	$ 147,901
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 52,369	$ 13,513
Payroll liabilities	212,782	134,249
Other current liabilities	228,301	227,227
Notes payable to related parties, current portion	253,067	240,667
Total current Liabilities	746,519	615,656

Notes payable to related parties, net of current portion	434,112	434,112

TOTAL LIABILITIES	1,180,631	1,049,768

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
56,793,865 and 57,987,865 shares issued and outstanding	56,794	57,988
Paid-in capital	773,280	715,272
Accumulated deficit	(1,888,539)	(1,658,962)
Treasury stock (159,000 shares, at cost)	-	(16,165)
Total Stockholders' Deficit	(1,058,465)	(901,867)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 122,166	$ 147,901

See notes to interim unaudited consolidated financial statements

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For three months ended			For six months ended
	June 30,			June 30,
	2007	2006	2005	2007	2006	2005
Revenues	$ 1,260,743	$ 1,789,030	$ 1,971,714	$ 2,591,337	$ 3,622,758	$ 4,105,767

Cost and Expenses
Cost of revenue	1,195,679	1,677,577	1,856,780	2,488,320	3,450,376	3,883,626
Selling, general and administrative expenses	102,617	75,730	394,087	239,448	164,607	516,791
	1,298,296	1,753,307	2,250,867	2,727,768	3,614,983	4,400,417

Operating income (loss)	(37,553)	35,723	(279,153)	(136,431)	7,775	(294,650)

Other Income (Expenses):
Interest and Other Income	1	2	1	3	3	62
Interest and Other Expenses	(82,741)	(12,002)	(4,530)	(92,349)	(24,487)	(12,394)
Total Other Income (Expenses)	(82,740)	(12,000)	(4,529)	(92,346)	(24,484)	(12,332)

Net income (loss) before Income Taxes	(120,293)	23,723	(283,682)	(228,777)	(16,709)	(306,982)

Provision for Taxes	-	-	-	800	800	800

Net Income (Loss)	$ (120,293)	$ 23,723	$ (283,682)	$ (229,577)	$ (17,509)	$ (307,782)

Net loss per share, Basic and Diluted	NIL	NIL	$ (0.01)	NIL	NIL	$ (0.01)

Weighted Average Number of Shares	56,923,198	56,987,865	51,023,908	57,455,532	56,987,865	51,307,242

See notes to interim unaudited consolidated financial statements

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For six months ended
	June 30,
	2007	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (229,577)	$ (17,509)	$ (307,782)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	878	1,901	4,458
Penalty incurred on notes payable	12,400	-	120,000
Stock based equity expense	72,979	-	-
(Increase) Decrease in:
Accounts receivable	3,253	(7,878)	(9,319)
Other receivable	-	-	549
Prepaid expenses and other assets	6,953	(16,871)	9,658
Deposits	-	2,185	-
Increase (Decrease) in:
Accounts payable and accrued expenses	118,463	15,192	105,637
Deferred revenue	-	26,700	67,803
Net Cash Flows Provided by (Used in) Operating Activities	(14,651)	3,720	(8,996)

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Flows Provided by Investing Activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment to related parties	-	(4,000)	(49,444)
Proceeds from related party loan	-	-	114,000
Proceeds from exercising stock warrants	-	500	-
Repurchase of common stock	-	(2,415)	-
Net Cash Provided by (Used in) Financing Activities	-	(5,915)	64,556

NET INCREASE (DECREASE) IN CASH	(14,651)	(2,195)	55,560

CASH AT BEGINNING OF PERIOD	45,755	120,994	117,136

CASH AT END OF PERIOD	$ 31,104	$ 118,799	$ 172,696

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 8,184	$ 7,440	$ 12,395
Taxes paid	$ -	$ -	$ -
Noncash Investment and Financing Activities:
Retirement of treasury stock	$ 16,165	$ -	$ -
Cancellation of 1 million common shares	$ 1,000	$ -	$ -
Addition of debt to retire common shares and accrued interest	$ -	$ -	$ 191,988

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

As a result of the acquisition, the former owner of EntreMetrix holds a majority interest (80%) in the combined entity (“the Company”). Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby EntreMetrix is deemed to have purchased MRGG. However, MRGG remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to March 8, 2004 are those of EntreMetrix. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of EntreMetrix. After acquiring, the Company changed its! name to EntreMetrix Corporation.

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

Presentation of Interim Information: The accompanying consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2007 and for the three and six months ended June 30, 2007, 2006 and 2005 have been made. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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

New Accounting Pronouncements: In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), Definition of Settlement in FASB Interpretation No. 48.  FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s condensed consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB’) issued Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

On May 26, 2006, the Company filed an Offering Circular with the SEC to sell up to $5 million of the Company’s common stock. During the first six months ending June 30, 2007, the Company did not sell any shares. The offering is to be expired on August 27, 2007.

NOTE 3 – MAJOR CUSTOMERS

During the three and six months ended June 30, 2007, three major customers accounted for $663,539, and $1,360,317, or 59%, and 59% of total revenues, respectively.

During the three and six months ended June 30, 2006, three major customers accounted for $986,188, and $1,829,491 or 56%, and 51% of total revenues, respectively.

During the three and six months ended June 30, 2005, three major customers accounted for $833,452, and $1,568,965 or 43%, and 39% of total revenues, respectively.

NOTE 4 – OTHER CURRENT LIABILITIES

Accrued expenses consist of:

	(Unaudited)	(Audited)
	June 30,	December 31,
	2007	2006
Accrued Interest Expenses	$ 45,220	$ 35,107
Contingency liability	140,000	140,000
Accrued Professional Expenses	7,000	19,000
Payroll tax penalty	14,362	12,363
Employee Reimbursable	20,119	19,957
Other	1,600	800
Total	$ 228,301	$ 227,227

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes Payable to related parties at June 30, 2007, and December 31, 2006 consists of the following:

	June 30,	December 31,
	2007	2006
1.) Payable to a related party, interest accrued
at 8%, due on December 31, 2006 [a]	$ 84,475	$ 84,475
2.) Payable to a related party, term is open	1,233	1,233
3.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [b]	85,216	85,216
4.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [b]	85,216	85,216
5.) Payable to ICP, a related party, interest
accrued at 12%, due on December 31, 2007 [c]	136,400	124,000
6.) Payable to former President for the settlement,
no interest is accrued, payable in 36 equal
$9,722 payments [d]	294,639	294,639
Total notes payable to related parties	687,179	674,779
Less: current portion	253,067	240,667
Notes payable to related parties, net of current portion	$ 434,112	$ 434,112

a. The note is currently in default. The Company is negotiating with the related parties for the payment.

b. On July 18, 2006, a former attorney of the Company agreed to cancel 1,000,000 shares of the retaining 2,000,000 shares to the Company. The CEO and the CFO of the Company each agreed to assume half of the total legal fees payable to the attorney for the total amount of $170,432. The amounts were converted into notes payable accruing interest at 8% per annum, due on December 17, 2007.

c. On May 20, 2005, the Company entered into a Bridge Loan Agreement with Infinity Capital Partners, LLC (“ICP”, a related party), to borrow funds up to $250,000 with the interest payable monthly at 12% per annum and due on December 15, 2005. The Company did not fulfill the payment on December 15, 2005; as a result, a new agreement was made between the parties. According to the new agreement, a $10,000 penalty was incurred and added to the note principal, and the loan will continue to bear an interest at 12% per annum on the balance through December 31, 2006. In addition, the Company also failed to raise additional $200,000 in funding from outside interest pursuant to the Agreement; the Company is contingently liable to issue 3,500,000 restricted shares to the Lender for consideration. The shares were valued at $0.04 per share on December 31, 2005, and the total amount of ! $140,000 was accrued and charged to interest expense. The Company did not fulfill the payment on December 31, 2006; as a result, a new

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

agreement was made between the parties in January 2007. According to the new agreement, a $12,400 penalty was incurred and added to the note principal, and the loan will continue to bear an interest at 12% per annum on the balance through December 31, 2007 . If the loan is not paid in full on or before the extended due date, an additional 10% penalty will be applied and the interest would be payable monthly. As of June 30, 2007, the 3,500,000 restricted shares had not yet been issued, and the Company is negotiating for the payment.

d.	The note is in default due to a pending litigation. (See note 9)

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	2005	2007	2006	2005
Numerator:
Net Loss	$ (120,293)	$ 23,723	$ (283,682)	$ (229,577)	$ (17,509)	$ (307,782)
Denominator:
Weighted Average Number of Shares	56,923,198	56,987,865	51,023,908	57,455,532	56,987,865	51,307,242

Net loss per share-Basic and Diluted	NIL	NIL	$ (0.01)	NIL	NIL	$ (0.01)

As the Company incurred net losses for the three and six months ended June 30, 2007, the effect of dilutive securities totaling 280,488 and 354,530 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three and six months ended June 30, 2006, the effect of dilutive securities totaling 915,585 and 457,793 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

There were 1.5 million shares out-of-money stock warrants outstanding as of June 30, 2005.

NOTE 7 – STOCKHOLDERS’ EQUITY

On May 20, 2005, the Company granted warrants to a creditor to purchase up to 1,500,000 shares of the Company’s Common stock in consideration for the issuance of the debt of $114,000 disclosed in Note 7. The warrants are exercisable at $0.01 per share and expire after two years. The warrants were valued at $39,998 using the Black-Scholes option pricing model and were amortized over the term of the note. On May 4, 2007, the Company extended the expiration date for additional two years. The warrants were valued at $112,977 using the Black-Scholes option pricing model. Accordingly, the Company recognized additional expense of $72,979.

On January 19, 2007, the Company cancelled 1,000,000 shares of common stock in connection with the settlement of all claims and disputes with and the former attorney (See Note 5b).

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2007, there were 6,949,233 shares of common stock pending to be cancelled due to non-compliance of the vesting conditions stated in the restricted stock bonus agreements dated in September 2004.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2007.

NOTE 9 – LEGAL PROCEEDINGS

On May 23, 2005, the Company entered into a settlement agreement with the former president and his wife to discontinue the civil complaint against the Company. The Company agreed to pay a sum of $350,000 to the former president who, in return, agreed to file a dismissal of the entire action, with prejudice, as to all defendants identified in the agreement, returned the remaining 18,652,710 shares of the Company’s common stock and all property and documents still in their control and possession, and forgave any notes and accrued interest owed by the Company to him. The settlement is payable over thirty-six (36) months with the first payment due on June 1, 2005, without any interest accrued to the unpaid balance, and secured by personal promissory note by both the CEO and the CFO of the Company. The Company also agreed to file a dismissal of the cross-complaint against the former president and hi! s wife.

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

On June 6, 2006, the Company filed a lawsuit against the former officer of the Company for breach of contract on a settlement agreement signed May 23, 2005. As of June 30, 2007, this matter remains in motion with the Orange County Courts. The Company is holding any

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

payments due to the same officer on a prior settlement agreement, due to the breach of the contract.

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

ITEM 2           Managements Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and ret! ain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Investment Strategy

We intend to make strategic investments in private technology, life science, manufacturing and business service companies which offer unique market opportunities. Our Investment Committee has adopted a charter to evaluate each opportunity for criteria including market viability, market uniqueness, management’s ability, and the added value that the Company can bring to the enhance the value of the prospective portfolio company. The Investment Committee’s assessment will also include a review of the prospective portfolio company’s readiness and ability to utilize the Company’s BDC status to aid it in going public, and make best use of the Company’s support tools and services. The prospective portfolio company will also need to comply with the Company’s requirement as a BDC to provision significant managerial oversight, guidance and structural support! including participation on the board of directors.

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

Our support services include providing “Administrative Employer” and strategic guidance services to small business owners. We believe our administrative employer services allow small business owners to outsource the employee-related administrative and regulatory duties in order to concentrate on their core business competencies and growth. When we provide administrative employer services for our clients or portfolio companies we usually do so under a monthly contract. The services related to employee administration, payroll, taxes and benefits are bundled with our fee and invoiced to our clients each pay period. We deliver our invoice and payroll to our clients the day before the client’s “pay day.” This practice differs from the administrative employer or the payroll service industry, which generally invoices and demands payment prior to payroll deli! very. Our practice, however, creates a collection risk from our small business clients. To minimize this risk, we extend the “payroll float” to clients we determined to be credit worthy, although there is no assurances that our determination is accurate, or that our efforts to reduce such risks would be successful.

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

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDC’s may acquire to “qualifying assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substa! ntial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or its officers, directors, or affiliates.

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

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Introduction

Our revenues for the second quarter of 2007 were 29.5% less than the second quarter of 2006, at $1,260,743 compared to $1,789,030, although our cost of revenue as a percentage of revenue remained relatively consistent. Our revenues for the second quarter of 2007 were 5.2% less than the first quarter of 2007, which were $1,330,594. Our revenues decreased during the second quarter of 2007 because of the loss of clientele in our subsidiary. All of our revenue was generated by our wholly-owned subsidiary, Enstruxis, for administrative support services.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating income and loss for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 and March 31, 2007, are as follows:

	3 Months Ended June 30, 2007	3 Months Ended June 30, 2006	Percentage Change Increase (Decrease)	3 Months Ended March 31, 2007

Revenue	$1,260,743	$1,789,030	(29.5)%	$1,330,594
Cost of revenue	1,195,679	1,677,577	(28.7)%	1,292,641
Selling, General & Administrative Expenses	102,617	75,730	35.5%	136,831

Operating income (loss)	$(37,553)	$35,723	(205.1)%	$(98,878)

Our cost of revenue consists primarily of client federal and state payroll taxes, client salary & wages, workers compensation, 401K, union benefits and consulting fees. Our cost of revenue as a percentage of revenue remained relatively consistent at 95% versus 94% and 97% for the second quarters of 2007 and 2006, and the first quarter of 2007, respectively.

Our selling, general and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending. These expenses increased by 35.5% for the second quarter of 2007 versus 2006, despite our decrease in revenues, primarily as a result of increases in legal fees and salary & wages of 509.8% and 32.0%, respectively. In addition there was an increase in rent, accounting, and stock related fees of approximately 2.4%, 4.5%, and 9.6%, respectively. An offset to this was decrease in penalties expense of (94.9)% for the same time period. Total major expenses were $88,550 for the second quarter of 2007, a 45.3% increase compared to $60,946 for the second quarter of 2006. The major expenses incurred during the three months ended June 30, 2007 and 2006, and March 31, 2007, ! were:

	3 Months Ended June 30, 2007	3 Months Ended June 30, 2006	Percentage Change Increase (Decrease)	3 Months Ended March 31, 2007

Major Expenses:
Rent	$5,448	$5,321	2.4%	$7,002
Commissions	0	0	0%	0
Computer & Software Expenses	2,513	2,513	0%	9,821
Salary & Wages	49,500	37,500	32.0%	49,500
Accounting Fees	7,000	6,700	4.5%	7,000
Legal Fees	19,134	3,138	509.8%	5,500
Penalties	67	1,313	(94.9)%	12,400
Stock Related Fees	4,888	4,461	9.6%	6,153
Consulting	0	0	0%	13,611

Total Major Expenses	88,550	60,946	45.3%	110,987

Total Expenses	102,617	75,730	35.5%	136,831

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended June 30, 2007 and 2006, as compared to the three months ended March 31, 2007 are as follows:

	3 Months Ended June 30, 2007	3 Months Ended June 30, 2006	Percentage Change Increase (Decrease)	3 Months Ended March 31, 2007

Interest and other income	$1	$2	(50.0)%	$2
Interest expenses	(82,741)	(12,002)	589.4%	(9,608)
Total other income (expenses)	(82,740)	(12,000)	589.5%	(9,606)

Net income (loss)	$(120,293)	$23,723	(607.1)%	$(109,284)

During the three months ended June 30, 2007, our total other expenses increased by 589.5% compared to the three months ended June 30, 2006 as a result of recognizing the amortization expense of extending warrants issued in May of 2005. Our net income (loss) decreased by 607.1% from $23,723 to $(120,293). The net loss in the second quarter of 2007 can be attributed primarily to the increase in selling, general and administrative expenses of approximately 35.5%, and the increase in total other expense of 589.5%.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

Introduction

Our revenues for the first six months of 2007 were 28.5% less than the first six months of 2006, at $2,591,337 compared to $3,622,758, although our cost of revenue as a percentage of revenue remained relatively consistent. Our revenues decreased during the first six months of 2007 because of the loss of clientele in our Enstruxis subsidiary. All of our revenue was generated by our wholly-owned subsidiary, Enstruxis, for administrative support services.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating income and loss for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, are as follows:

	6 Months Ended June 30, 2007	6 Months Ended June 30, 2006	Percentage Change

Revenue	$2,591,337	$3,622,758	(28.5)%
Cost of revenue	2,488,320	3,450,376	(27.9)%
Selling, General & Administrative Expenses	239,448	164,607	45.5%

Operating income (loss)	$(136,431)	$7,775	(1,854.7)%

Our cost of revenue consists primarily of client federal and state payroll taxes, client salary & wages, workers compensation, 401K, union benefits and consulting fees. Our cost of revenue as a percentage of revenue remained relatively consistent at 96% versus 95% for the first six months of 2007 and 2006, respectively.

Our selling, general and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending. These expenses increased by 45.5% for the first six months of 2007 versus 2006, despite our decrease in revenues, primarily as a result of increases in penalties and legal expense of 206.6% and 685.0%, respectively. In addition there was an increase in rent, salary & wages, consulting and stock related fees of approximately 17.5%, 32.0%, 100.0%, and 42.9%, respectively. There was also a increase in accounting fees of 2.2% for the same time period. Total major expenses were $202,050 for the first six months of 2007, a 45.5% increase compared to $129,075 for the first six months of 2006. The major expenses incurred during the six months ended June 30, 2007 and 2006! , were:

	6 Months Ended June 30, 2007	6 Months Ended June 30, 2006	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$12,451	$10,601	17.5%
Commissions	0	0	0%
Computer & Software Expenses	14,846	14,846	0%
Salary & Wages	99,000	75,000	32.0%
Accounting Fees	14,000	13,700	2.2%
Legal Fees	24,634	3,138	685.0%
Penalties	12,467	4,066	206.6%
Stock Related Fees	11,041	7,724	42.9%
Consulting	13,611	0	100.0%

Total Major Expenses	202,050	129,075	56.5%

Total Expenses	239,448	164,607	45.5%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the six months ended June 30, 2007 and 2006, are as follows:

	6 Months Ended June 30, 2007	6 Months Ended June 30, 2006	Percentage Change Increase (Decrease)

Interest and other income	$3	$3	0%
Interest expenses	(92,349)	(24,487)	277.1%
Total other income (expenses)	(92,346)	(24,484)	277.2%

Net income (loss)	$(229,577)	$(17,509)	1211.2%

During the six months ended June 30, 2007, our total other expenses increased by 277.2% compared to the six months ended June 30, 2006 as a result of recognizing the amortization expense of extending warrants issued in May of 2005. Our net loss increased by 1211.2% from $(17,509) to $(229,577). The increase in net loss in the first six months of 2007 can be attributed to the increase in selling, general and administrative expenses of approximately 45.5%, and the increase in total other expense of 277.2%.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2007, we did not generate positive cash flow. As a result, we funded our operations by using cash on hand and through cash generated from the sale of our common stock.

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

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse! effect on our business prospects, financial condition and results of operations.

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2007, as compared to June 30, 2006 and March 31, 2007, were as follows:

	June 30,	June 30,	March 31,
	2007	2006	2007

Cash	$31,104	$118,799	$11,949
Accounts receivable	67,684	45,024	88,544
Prepaid expenses	17,612	36,494	19,058
Total current assets	116,400	200,317	119,551
Total assets	122,166	206,294	125,755
Total current liabilities	746,519	945,852	702,794
Total liabilities	1,180,631	1,209,532	1,136,906

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

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities for the six months ended June 30, 2007 and 2006 were $(14,651) and $3,720, respectively. For the six months ended June 30, 2007, the net cash used in operations came primarily from a net loss of $229,577. This was partially offset by depreciation, adjustments to penalties, stock based equity expense, a decrease in accounts receivable, a decrease in prepaid expenses and other assets, and an increase in accounts payable of $878, $12,400, $72,979, $3,253 $6,953, and $118,463, respectively.

Investing

Net cash provided by investing activities for the six months ended June 30, 2007 and 2006 was $0.

Financing

Net cash provided by (used in) financing activities for the six months ended June 30, 2007 and 2006, were $0 and $(5,915), respectively.

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

Since we have few assets and minimal portfolio companies, there is no quantitative information, as of June 30, 2007, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functio! ns, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.          We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2007. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.          We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.          We had a significant number of audit adjustments last fiscal year. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments last year and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered, or any other, sales of equity securities by the Company during the three month period ended June 30, 2007.

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

EntreMetrix Corporation

Dated: August 17, 2007	/s/ Scott W. Absher
By: Scott W. Absher
Its: Chief Executive Officer

