Form 10-K/A
period 2006-12-31
ENTREMETRIX CORP
filed 2007-09-14
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

First Amended

Form 10-K/A

[X]

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

Common stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes              No    X   .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes              No    X   .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X         No         .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes                No     X    .

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes            No      .

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

Entremetrix 10-K-A1

Entremetrix Corporation

TABLE OF CONTENTS

PART I

2

ITEM 1 – BUSINESS

2

ITEM 1A – RISK FACTORS

5

ITEM 1B – UNRESOLVED STAFF COMMENTS

11

ITEM 2 – PROPERTIES

11

ITEM 3 – LEGAL PROCEEDINGS

12

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

12

PART II

13

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  13

ITEM 6 – SELECTED FINANCIAL DATA

15

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  15

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

26

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

26

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  27

ITEM 9A – CONTROLS AND PROCEDURES

28

ITEM 9B – OTHER INFORMATION

28

PART III

29

ITEM 10 – DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

29

ITEM 11 – EXECUTIVE COMPENSATION

31

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  33

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  34

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

35

PART IV

36

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

36

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

As of December 31, 2006, the 2004 Plan information is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	n/a	7,000,000
Equity compensation plans not approved by security holders	-0-	n/a	-0-
Total	-0-	n/a	7,000,000

Entremetrix 10-K-A1

ITEM 6 – SELECTED FINANCIAL DATA

Entremetrix Corporation	For the Years Ended December 31,

	2006	2005	2004	2003 (1)	2002 (1)

Statement of Operations Data:

Total revenues	$6,202,040	7,642,216	10,614,729	6,825,244	1,857,337

Income (loss) from continuing operations	(368,569)	(385,801)	(267,748)	(209,790)	(111,587)

Net income (loss)	(411,138)	(591,133)	(309,993)	(228,768)	(113,927)

Net income (loss) per common share form continuing operations	(0.01)	(0.01)	(0.01)	(0.05)	(0.02)

Balance Sheet Data:

Current assets	$141,257	177,763	165,153	164,565	212,884
Total assets	147,901	187,826	186,896	221,014	269,333

Current liabilities	615,656	903,960	519,422	479,336	479,336
Total liabilities	1,049,768	1,171,640	678,897	562,193	562,193
Total stockholders’ equity (deficit)	(901,867)	(983,814)	(492,001)	(341,179)	(292,860)

Total dividends per common share	-	-	-	-	-

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Entremetrix 10-K-A1

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly consolidated results of operations for the fiscal years ended December 31, 2006 and December 31, 2005:

	Net Sales	Gross Profit	Net Earnings	Basic Earnings per Share		Diluted Earnings per Share
Fiscal Year Ended December 31, 2006:
First Quarter	$1,833,728	$60,929	$(41,231)	$	NIL	$	NIL
Second Quarter	1,789,030	111,453	23,723		NIL		NIL
Third Quarter	1,396,767	67,652	(130,222)		NIL		NIL
Fourth Quarter	1,182,515	69,094	(263,408)		(0.01)		(0.01)

Fiscal Year	$6,202,040	$309,128	$(411,138)		$(0.01)		$(0.01)

Fiscal Year Ended December 31, 2005:
First Quarter	$2,134,053	$107,207	$(24,099)	$	NIL	$	NIL
Second Quarter	1,971,714	114,934	(283,682)		(0.01)		(0.01)
Third Quarter	1,773,768	117,314	(23,082)		NIL		NIL
Fourth Quarter	1,762,680	131,693	(261,071)		NIL		NIL

Fiscal Year	$7,642,215	$471,148	$(591,934)		$(0.01)		$(0.01)

Note: The quarterly data may not sum to fiscal year totals due to rounding.

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

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

Entremetrix 10-K-A1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entremetrix Corporation

Dated: September 14, 2007	/s/ Scott Absher
By: Scott Absher
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 14, 2007	/s/ Scott Absher
By: Scott Absher, Chief Executive Officer and Director

Dated: September 14, 2007	/s/ George LeFevre
By: George LeFevre, Chief Financial Officer, Secretary and Director

Dated: September 14, 2007	/s/ Mark Absher
By: Mark Absher, Director

Dated: September 14, 2007	/s/ Richard Granieri
By: Richard Granieri, Director

Dated: September 14, 2007	/s/ Patrick Shane
By: Patrick Shane, Director

Entremetrix 10-K-A1

HAROLD Y. SPECTOR, CPA	SPECTOR & WONG, LLP	80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA	Certified Public Accountants	SUITE 723
(888) 584-5577		PASADENA, CA 91101
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

See notes to consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For years ended December 31, 2006, 2005, and 2004

	Common Stock		Paid-in	Deferred	Treasury	Accumulated
	Shares	Amount	Capital	Compensation	Stock	Deficit	Total
Balance at December 31, 2003	2,500	$ 25	$ 1,491	$ -	$ -	$ (342,695)	$ (341,179)

Retirement of shares due
to reverse merger	(2,500)	(25)	(1,491)			1,516	-
Reverse merger with MRGG	4,938,115	4,938				(4,938)	-
Issuance of shares for:
Reverse merger	19,752,460	19,752				(581)	19,171
Deferred consulting	4,900,000	4,900	1,465,100	(1,470,000)			-
Deferred bonuses	8,000,000	8,000	72,000	(80,000)			-
Legal Fees	2,000,000	2,000	18,000				20,000
Officers' compensation	12,000,000	12,000	108,000				120,000
Net loss						(309,993)	(309,993)
Balance at December 31, 2004	51,590,575	51,590	1,663,100	(1,550,000)	-	(656,691)	(492,001)

Retirement of stock for the
settlement with the former
president	(18,652,710)	(18,652)	(160,588)				(179,240)
Issuance of shares for
Officers' compensation	24,000,000	24,000	216,000				240,000
Amortization of deferred bonuses				10,508			10,508
Shares to be retired for
non-vesting deferred bonuses			(69,492)	69,492			-
Write-down deferred
consulting services			(1,225,000)	1,225,000			-
Issuance of warrants for debt			41,802				41,802
Acquisition of treasury stock					(13,750)		(13,750)

Net loss						(591,133)	(591,133)
Balance at December 31, 2005	56,937,865	56,938	465,822	(245,000)	(13,750)	(1,247,824)	(983,814)

Issuance of stock for cash	1,000,000	1,000	249,000				250,000
Proceeds from exercising
stock warrants	50,000	50	450				500
Acquisition of treasury stock					(2,415)		(2,415)
Consulting fee recognized				245,000			245,000

Net loss						(411,138)	(411,138)
Balance at December 31, 2006	57,987,865	$ 57,988	$ 715,272	$ -	$ (16,165)	$ (1,658,962)	$ (901,867)

See notes to consolidated financial statements

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2006	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (411,138)	$ (591,133)	$ (309,993)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	3,228	11,456	7,309
Provision for bad debt	13,500	-	-
Issuance of stocks for services	-	240,000	140,000
Issuance of warrants for debt	-	41,802	-
Amortization of deferred compensation	-	10,508	-
Gain on disposal of property and equipment	-	(126)	-
Wrote-off property and equipment	-	-	35,071
Deferred compensation	245,000	-	-
(Increase) Decrease in:
Accounts receivable	(39,975)	(27,150)	40,157
Other receivable	(1,994)
Prepaid expenses and other assets	(12,258)	18,398	17,203
Deposits	2,185	-	-
Increase (Decrease) in:
Accounts payable and accrued expenses	(105,070)	258,312	52,710
Deferred revenue	(12,802)	12,802	(12,580)
Net Cash Flows Used in Operating Activities	(319,324)	(25,131)	(30,123)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(8,674)
Proceeds from disposal of property and equipment	-	350	-
Cash Increase due to reverse acquisition by EntreMetrix	-	-	19,171
Net Cash Flows Provided by Investing Activities	-	350	10,497

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment to related parties	(4,000)	(81,611)	-
Proceeds from exercising stock warrants	500	-	-
Proceeds from sale of stock	250,000
Repurchase of common stock	(2,415)	(13,750)	-
Net proceeds from notes payable to related parties	-	124,000	76,574
Net Cash Provided by Financing Activities	244,085	28,639	76,574

NET INCREASE (DECREASE) IN CASH	(75,239)	3,858	56,948

CASH AT BEGINNING OF YEAR	120,994	117,136	60,188

CASH AT END OF YEAR	$ 45,755	$ 120,994	$ 117,136

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 14,880	$ 9,885	$ 22,731
Taxes paid	$ -	$ 1,600	$ -
Noncash Investment and Financing Activities:
Assumption of accounts payable by related parties	$ 170,432	$ -	$ -
Addition of debt to retire common shares and accrued interest	$ -	$ 191,988	$ -
Common stock to be retired for non-vesting deferred bonuses	$ -	$ 69,492	$ -
Write-down deferred consulting services	$ -	$ 1,225,000	$ -
Issuance of common shares for deferred consulting services	$ -	$ -	$ 1,470,000
Issuance of common shares for deferred bonuses	$ -	$ -	$ 80,000
Conversion of accrued expenses into notes payable	$ -	$ -	$ 5,064
Issuance of common shares for reverse merger	$ -	$ -	$ 23,174

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In accordance with Emerging Issues Task Force (EITF) Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company recognizes all amounts billed to its clients as gross revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's customers pay the Company on a timely basis or at all, and the Company assumes a significant amount of other risks and liabilities as a co-employer of its worksite employees, and employer of its temporary employees, and therefore, is deemed to be a principal in regard to these services.  In addition, the Company does not have a fixed rate for its services, but a percentage based of the gross payroll.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2004 Stock Plan

On September 16, 2004, the Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 7,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 7 – STOCKHOLDERS’ EQUITY (Continued)

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

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (continued)

As of December 31, 2006, the Company has net operating loss carryforwards, approximately of $1,361,559 to reduce future federal and state taxable income.  To the extent not utilized, the carryforwards will begin to expire through 2026 for federal tax purposes and through 2016 for state tax purposes. The Company’s ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The deferred tax assets as of December 31, 2006, 2005, and 2004 consist of the following:

	2006	2005	2004
Tax Benefit on net operating loss carryforward	$ 582,866	$ 127,294	$ 64,021
Tax Benefit on contribution carryforward	-	857	428
Temporary differences	426	8,446	813
Less: valuation allowance	(583,292)	(136,597)	(65,262)
Net deferred tax assets	$ -	$ -	$ -

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

NOTE 17 – LEGAL PROCEEDINGS

On August 19, 2004, a civil complaint for breach of contract, declaratory relief, fraud, rescission and appointment of a receiver was filed against the Company with Superior Court of the State of California for the County of Orange. The complaint was filed by the former president of the Company who was terminated by the Board of Directors on August 3, 2004 for misappropriation of assets. The Board of Directors also cancelled the shares issued to the former president in connection with the reverse merger as disclosed in Note 4. The court denied a broad temporary restraining order, but granted a limited order. Under the limited order, the Company may not cancel the former president’s stocks, issue new stock without the Court’s consent, or incur any expenditure, liability, obligation or issue any check, draft or other instrument unless such instrument bears the signature of the former president as wells as an officer or director of the Company. The limited order has expired; the Company is allowed to issue new stock, incur any expenditure, liability, obligation or issue any check, draft or other instrument except to cancel

ENTREMETRIX CORPORATION (FKA MISSOURI RIVER AND GOLD GEM CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – LEGAL PROCEEDINGS (continued)

the former president’s stocks. The Company filed a counter claim alleging that the former president had no legal right for 66% of those shares or 13,036,742 shares which would be used for future acquisitions and corporate endeavors pursuant to an oral agreement. The Company also alleged the former president for breach of fiduciary duty and misappropriation of the Company’s assets.

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

NOTE 19 – ACQUISITION (Continued)

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