Form 10-Q
period 2007-09-30
ENTREMETRIX CORP
filed 2007-11-19
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 19, 2007, there were 59,793,865 shares of common stock, par value $0.001, issued and outstanding.

ENTREMETRIX CORPORATION

PART I

The financial statements provided herein have not been reviewed by the Company’s independent auditor.  Prior to the preparation of the current quarterly statements the company was advised by its independent auditor that due to the Company’s delinquent balance owed that they would not be able to review the current quarterly financials until the open balance owed was brought current.  Though the Company has not had the review of this quarterly statement by its independent auditor it plans to do so when the company’s account with its independent auditor is brought current.  The Company plans to file an amended 10QSB following the completed review of its quarterly financial statements by its independent auditor.

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

ITEM 1

Financial Statements

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	As of
	September 30,	December 31,
	2007	2006
	Unaudited	Audited
ASSETS
Current Assets
Cash	$ 42,768	$ 45,755
Accounts receivable, net of allowance for bad debt of $21,500 and $13,500	22,427	70,937
Prepaid expenses	-	24,565
Total Current Assets	65,195	141,257

Property and equipment, net of accumulated depreciation
of $14,384 and $13,068	573	1,890

Other Assets
Deposits	2,760	2,760
Other receivables	1,994	1,994
Total Other Assets	4,754	4,754

TOTAL ASSETS	$ 70,522	$ 147,901
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 70,469	$ 13,513
Payroll liabilities	207,378	134,249
Other current liabilities	230,713	227,227
Notes payable to related parties, current portion	253,067	240,667
Total current Liabilities	761,628	615,656

Notes payable to related parties, net of current portion	434,112	434,112

TOTAL LIABILITIES	1,195,739	1,049,768

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
56,793,865 and 57,987,865 shares issued and outstanding	56,794	57,988
Paid-in capital	773,280	715,272
Accumulated deficit	(1,955,291)	(1,658,962)
Treasury stock (159,000 shares, at cost)	-	(16,165)
Total Stockholders' Deficit	(1,125,217)	(901,867)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 70,522	$ 147,901

See notes to interim unaudited consolidated financial statements

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For three months ended			For nine months ended
	September 30,			September 30,
	2007	2006	2005	2007	2006	2005
Revenues	$ 1,860,088	$ 1,396,767	$ 1,773,768	$ 4,451,425	$ 5,019,525	$ 5,879,536

Cost and Expenses
Cost of revenue	1,832,712	1,329,115	1,656,454	4,321,032	4,779,491	5,540,080
Selling, general and administrative
expenses	87,983	189,695	119,352	327,431	354,302	636,143
	1,920,695	1,518,810	1,775,806	4,648,463	5,133,793	6,176,223

Operating income (loss)	(60,607)	(122,043)	(2,038)	(197,038)	(114,268)	(296,687)

Other Income (Expenses):
Interest and Other Income	1	199	1	4	203	63
Interest and Other Expenses	(6,145)	(8,378)	(21,045)	(98,494)	(32,865)	(33,438)
Total Other Income
(Expenses)	(6,144)	(8,179)	(21,044)	(98,490)	(32,662)	(33,375)

Net income (loss) before Income
Taxes	(66,751)	(130,222)	(23,082)	(295,528)	(146,930)	(330,062)
Provision for Taxes	-	-	-	800	800	800

Net Income (Loss)	$ (66,751)	$ (130,222)	$ (23,082)	$ (296,328)	$ (147,730)	$ (330,862)

Net loss per share, Basic and Diluted	NIL	NIL	NIL	NIL	NIL	$ (0.01)

Weighted Average Number of Shares	56,923,198	57,987,865	44,860,575	57,455,532	57,321,198	49,158,353

See notes to interim unaudited consolidated financial statements

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For nine months ended
	September 30,
	2007	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(296,328)	$(147,730)	$(330,862)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,316	2,677	8,141
Penalty incurred on notes payable	12,400	-	-
Provision for bad debt		13,500	-
Issuance of stocks for services		-	240,000
Stock based equity expense	72,979	-	-
(Increase) Decrease in:
Accounts receivable	48,510	(44,958)	(93,428)
Other receivable	-	(1,994)	549
Prepaid expenses and other assets	24,565	(11,084)	8,972
Deposits	-	2,185	-
Increase (Decrease) in:
Accounts payable and accrued expenses	133,571	(221,382)	29,073
Deferred revenue	-	(12,802)	2,477
Net Cash Flows Provided by Investing Activities	(2,987)	(421,588)	(135,078)

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Flows Provided by Investing Activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment to related parties	-	(4,000)	(78,610)
Proceeds from related party loan	-	170,432	114,000
Proceeds from exercising stock warrants	-	500	-
Proceeds from sale of stock		250,000
Repurchase of common stock	-	(2,415)	(13,750)
Net Cash Provided by (Used in) Financing Activities	-	414,517	21,640

NET INCREASE (DECREASE) IN CASH	(2,987)	(7,071)	(113,438)

CASH AT BEGINNING OF PERIOD	45,755	120,994	117,136

CASH AT END OF PERIOD	$42,768	$113,923	$3,698

Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,516	$11,160	$15,815
Taxes paid	$-	$-	$-
Noncash Investment and Financing Activities:
Retirement of treasury stock	$16,165	$-	$-
Cancellation of 1 million common shares	$1,000	$-	$-
Addition of debt to retire common shares and accrued interest	$-	$-	$191,988

See notes to interim unaudited consolidated financial statements

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

Presentation of Interim Information: The accompanying consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on

Form 10-K for the year ended December 31, 2006.

The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2007 and for the three and nine months ended September 30, 2007, 2006 and 2005 have been made.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of EntreMetrix Corporation, and its subsidiaries after elimination of all inter-company accounts and transactions.  Certain prior period balances have been reclassified to conform to the current period presentation.

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

On May 26, 2006, the Company filed an Offering Circular with the SEC to sell up to $5 million of the Company’s common stock.  During the first nine months ending September 30, 2007, the Company did not sell any shares.  The offering has expired.

NOTE 3 – MAJOR CUSTOMERS

During the three and nine months ended September 30, 2007, three major customers accounted for $662,282 and $2,533,722, or 36%, and 57% of total revenues, respectively.

During the three and nine months ended September 30, 2006, three major customers accounted for $639,899, and $2,125,336 or 46%, and 42% of total revenues, respectively.

During the three and nine months ended September 30, 2005, three major customers accounted for $698,024, and $1,949,126 or 39%, and 33% of total revenues, respectively.

NOTE 4 – OTHER CURRENT LIABILITIES

Accrued expenses consist of:

	(Unaudited)	(Audited)
	September 30,	December 31,
	2007	2006
Accrued Interest Expenses	$ 47,632	$ 35,107
Contingency liability	140,000	140,000
Accrued Professional Expenses	7,000	19,000
Payroll tax penalty	14,362	12,363
Employee Reimbursable	20,119	19,957
Other	1,600	800
Total	$ 228,301	$ 227,227

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes Payable to related parties at September 30, 2007, and December 31, 2006 consists of the following:

	September 30,	December 31,
	2007	2006
1.) Payable to a related party, interest accrued
at 8%, due on December 31, 2006 [a]	$ 84,475	$ 84,475
2.) Payable to a related party, term is open	1,233	1,233
3.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [b]	85,216	85,216
4.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [b]	85,216	85,216
5.) Payable to ICP, a related party, interest
accrued at 12%, due on December 31, 2007 [c]	136,400	124,000
6.) Payable to former President for the settlement,
no interest is accrued, payable in 36 equal
$9,722 payments [d]	294,639	294,639
Total notes payable to related parties	687,179	674,779
Less: current portion	253,067	240,667
Notes payable to related parties, net of current portion	$ 434,112	$ 434,112

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

c.   On May 20, 2005, the Company entered into a Bridge Loan Agreement with Infinity Capital Partners, LLC (“ICP”, a related party), to borrow funds up to $250,000 with the interest payable monthly at 12% per annum and due on December 15, 2005.  The Company did not fulfill the payment on December 15, 2005; as a result, a new agreement was made between the parties.  According to the new agreement, a $10,000 penalty was incurred and added to the note principal, and the loan will continue to bear an interest at 12% per annum on the balance through December 31, 2006.  In addition, the Company also failed to raise additional $200,000 in funding from outside interest pursuant to the Agreement; the Company is contingently liable to issue 3,500,000 restricted shares to the Lender for consideration.  The shares were valued at $0.04 per share on December 31, 2005, and the total amount of $140,000 was accrued and charged to interest expense. The Company did not fulfill the payment on December 31, 2006; as a result, a new agreement was made between the parties in January 2007.  According to the new agreement, a $12,400 penalty was incurred and added to the note principal, and the loan will continue to bear an interest at 12% per annum on the balance through December 31, 2007. If the loan is not paid in full on or before the extended due date, an additional 10% penalty will be applied and the interest would be payable monthly.  As of September 30, 2007, the 3,500,000 restricted shares had not yet been issued, and the Company is negotiating for the payment.

d.   The note is in default due to a pending litigation. (See note 9)

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended			Nine months ended
	September 30,			September 30,
	2007	2006	2005	2007	2006	2005

Numerator:
Net Loss	$(66,751)	$(130,222)	$(23,082)	$(296,328)	$(147,730)	$(330,862)
Denominator:
Weighted Average Number of Shares	56,923,198	56,987,865	44,860,575	57,455,532	57,321,198	49,158,353

Net loss per share- Basic and Diluted	NIL	NIL	NIL	NIL	NIL	$(0.01)

As the Company incurred net losses for the three and nine months ended September 30, 2007, the effect of dilutive securities totaling 280,488 and 354,530 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three and nine months ended September 30, 2006, the effect of dilutive securities totaling 915,585 and 457,793 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

There were 1.5 million shares out-of-money stock warrants outstanding as of September 30, 2005.

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

As of September 30, 2007, there were 6,949,233 shares of common stock pending to be cancelled due to non-compliance of the vesting conditions stated in the restricted stock bonus agreements dated in September 2004.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2007.

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

On June 6, 2006, the Company filed a lawsuit against the former officer of the Company for breach of contract on a settlement agreement signed May 23, 2005.  As of September 30, 2007, this matter remains in motion with the Orange County Courts.  The Company is holding any payments due to the same officer on a prior settlement agreement, due to the breach of the contract.

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

ITEM 2        Managements Discussion and Analysis of Financial Condition and Results of Operations.

The financial statements provided herein have not been reviewed by the Company’s independent auditor.  Prior to the preparation of the current quarterly statements the company was advised by its independent auditor that due to the Company’s delinquent balance owed that they would not be able to review the current quarterly financials until the open balance owed was brought current.  Though the Company has not had the review of this quarterly statement by its independent auditor it plans to do so when the company’s account with its independent auditor is brought current.  The Company plans to file an amended 10QSB following the completed review of its quarterly financial statements by its independent auditor.

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

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Introduction

Our revenues for the third quarter of 2007 were 33.2% more than the third quarter of 2006, at $1,860,088 compared to $1,396,767, although our cost of revenue as a percentage of revenue remained relatively consistent.  Our revenues for the third quarter of 2007 were 47.5% more than the second quarter of 2007, which were $1,260,743.  Our revenues increased during the third quarter of 2007 because of an increase in payroll in some of our subsidiary clients.  All of our revenue was generated by our wholly-owned subsidiary, Enstruxis, for administrative support services.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating income and loss for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 and June 30, 2007, are as follows:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2007

Revenue	$1,860,088	$1,396,767	33.2%	$1,260,743
Cost of revenue	1,832,712	1,329,115	37.9%	1,195,679
Selling, General & Administrative Expenses	87,983	189,695	(53.6)%	102,617

Operating income (loss)	$(60,607)	$(122,043)	(50.3)%	$(37,553)

Our cost of revenue consists primarily of client federal and state payroll taxes, client salary & wages, workers compensation, 401K, union benefits and consulting fees.  Our cost of revenue as a percentage of revenue remained relatively consistent at 99% versus 95% and 95% for the third quarters of 2007 and 2006, and the second quarter of 2007, respectively.

Our selling, general and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending.  These expenses decreased by 53.6% for the third quarter of 2007 versus 2006, despite our increase in revenues. The decrease was due primarily as a result of decreases in legal fees and consulting expense of (35.8)% and (100)%, respectively.  In addition there was a decrease in rent, accounting, and stock related fees of approximately (18.6)%, (100)%, and (100)%, respectively.  Also contributing were decreases in commissions, computer & software, and penalties expense of (100)%, (34.4)%, and (100)% respectively. An offset to this was an increase in salary and wages of 12.5% for the same time period.  Total major expenses were $73,919 for the third quarter of 2007, a (53.2)% decrease compared to $158,001 for the third quarter of 2006.  The major expenses incurred during the three months ended September 30, 2007 and 2006, and June 30, 2007, were:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2007

Major Expenses:
Rent	$3,843	$4,719	(18.6)%	$5,448
Commissions	0	632	(100)%	0
Computer & Software Expenses	1,763	2,685	(34.4)%	2,513
Salary & Wages	49,500	44,000	12.5%	49,500
Accounting Fees	0	14,000	(100)%	7,000
Legal Fees	20,101	31,313	(35.8)%	19,134
Penalties	0	6,019	(100)%	67
Stock Related Fees	(1,288)	6,933	(118.6)%	4,888
Consulting	0	47,700	(100)%	0

Total Major Expenses	73,919	158,001	(53.2)%	88,550

Total Expenses	87,983	189,695	(53.6)%	102,617

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended September 30, 2007 and 2006, as compared to the three months ended June 30, 2007 are as follows:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2007

Interest and other income	$1	$199	(99.5)%	$1
Interest expenses	(6,145)	(8,378)	(26.7)%	(82,741)
Total other income (expenses)	(6,144)	(8,179)	(24.9)%	(82,740)

Net income (loss)	$(66,751)	$(130,222)	(48.7)%	$(120,293)

During the three months ended September 30, 2007, our total other expenses decreased by (24.9)% compared to the three months ended September 30, 2006.  Our net income (loss) decreased by (48.7)% from $(130,222) to $(66,751). The decreased net loss in the third quarter of 2007 can be attributed primarily to the decrease in selling, general and administrative expenses of approximately (53.6)%, and the decrease in total other expense of (24.9)%.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Introduction

Our revenues for the first nine months of 2007 were 11.3% less than the first nine months of 2006, at $4,451,425 compared to $5,019,525, although our cost of revenue as a percentage of revenue remained relatively consistent.  Our revenues decreased during the first nine months of 2007 because of the loss of clientele in our Enstruxis subsidiary.  All of our revenue was generated by our wholly-owned subsidiary, Enstruxis, for administrative support services.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating income and loss for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, are as follows:

	9 Months Ended September 30, 2007	9 Months Ended September 30, 2006	Percentage Change

Revenue	$4,451,425	$5,019,525	(11.3)%
Cost of revenue	4,321,032	4,779,491	(9.6)%
Selling, General & Administrative Expenses	327,431	354,302	(7.6)%

Operating income (loss)	$(197,038)	$(114,268)	(72.4)%

Our cost of revenue consists primarily of client federal and state payroll taxes, client salary & wages, workers compensation, 401K, union benefits and consulting fees.  Our cost of revenue as a percentage of revenue remained relatively consistent at 97% versus 95% for the first nine months of 2007 and 2006, respectively.

Our selling, general and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending.  These expenses decreased by (4.5)% for the first nine months of 2007 versus 2006, despite our increase in revenues, primarily as a result of decreases in consulting and accounting expense of (71.5)% and (49.5)%, respectively.  In addition there was a decrease in commissions, computer & software, and stock related fees of approximately (100)%, (6.1)%, and (33.5)%, respectively.  These decreases were offset by increases in rent, legal, salary & wages, and penalties expense of approximately 6.4%, 29.8%, 24.8%, and 23.6%, respectively.  Total major expenses were $273,454 for the first nine months of 2007, a (4.5)% decrease compared to $286,434 for the first nine months of 2006.  The major expenses incurred during the nine months ended September 30, 2007 and 2006, were:

	9 Months Ended September 30, 2007	9 Months Ended September 30, 2006	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$16,293	$15,319	6.4%
Commissions	0	2,505	(100)%
Computer & Software Expenses	14,096	15,018	(6.1)%
Salary & Wages	148,500	119,000	24.8%
Accounting Fees	14,000	27,700	(49.5)%
Legal Fees	44,734	34,451	29.8%
Penalties	12,467	10,084	23.6%
Stock Related Fees	9,753	14,657	(33.5)%
Consulting	13,611	47,700	(71.5)%

Total Major Expenses	273,454	286,434	(4.5)%

Total Expenses	327,431	354,302	(7.6)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the nine months ended September 30, 2007 and 2006, are as follows:

	9 Months Ended September 30, 2007	9 Months Ended September 30, 2006	Percentage Change Increase (Decrease)

Interest and other income	$4	$203	(98)%
Interest expenses	(98,494)	(32,865)	199.7%
Total other income (expenses)	(98,490)	(32,662)	201.5%

Net income (loss)	$(296,328)	$(147,730)	100.6%

During the nine months ended September 30, 2007, our total other expenses increased by 201.5% compared to the nine months ended September 30, 2006 as a result of recognizing the amortization expense of extending warrants issued in May of 2005.  Our net loss increased by 100.6% from $(147,730) to $(296,328).  The increase in net loss in the first nine months of 2007 can be attributed to the increase in total other expense of 201.5%.

Liquidity and Capital Resources

Introduction

During the three months ended September 30, 2007, we did not generate positive cash flow.  As a result, we funded our operations by using cash on hand.

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

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2007, as compared to September 30, 2006 and June 30, 2007, were as follows:

	September 30,	September 30,	June 30,
	2007	2006	2007

Cash	$42,768	$113,923	$31,104
Accounts receivable	22,427	75,920	67,684
Prepaid expenses	-	23,391	17,612
Total current assets	65,195	213,234	116,400
Total assets	70,522	220,429	122,166
Total current liabilities	761,628	838,982	746,519
Total liabilities	1,195,739	1,103,888	1,180,631

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

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities for the nine months ended September 30, 2007 and 2006 were $(2,987) and $(421,558), respectively.  For the nine months ended September 30, 2007, the net cash used in operations came primarily from a net loss of $(296,328).  This was partially offset by adjustments to depreciation, penalties, stock based equity expense, a decrease in accounts receivable, a decrease in prepaid expenses and other assets, and an increase in accounts payable of $1,316, $12,400, $72,979, $48,510, $24,565, and $133,571, respectively.

Investing

Net cash provided by investing activities for the nine months ended September 30, 2007 and 2006 was $0.

Financing

Net cash provided by (used in) financing activities for the nine months ended September 30, 2007 and 2006, were $0 and $414,517, respectively.

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

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk

Since we have few assets and minimal portfolio companies, there is no quantitative information, as of September 30, 2007, about market risk that has any impact on our present business.  Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 4        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 2        Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered, or any other, sales of equity securities by the Company during the three month period ended September 30, 2007.

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

EntreMetrix Corporation

Dated: November 19, 2007	/s/ Scott W. Absher
By: Scott W. Absher
Its: Chief Executive Officer