Form 10-Q/A
period 2007-09-30
ENTREMETRIX CORP
filed 2007-12-18
CIK 755328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

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

EXPLANATORY NOTE

EntreMetrix, Inc. ("ERMX" or the "Company") filed its Quarterly Report on Form 10-Q for period ending September 30, 2007 (the "Quarter Report") with the Securities and Exchange Commission (the "Commission") on November 19, 2007. The statement was filed and not reviewed by our auditors. This Quarterly Report on Form 10-Q/A, Amendment No. 1 ("Amendment No. 1") amends the Quarterly Report to incorporate certain revisions that have been made to ERMX’s disclosures and the presentation of ERMX’s financial statements, after being reviewed by our auditors.

Accordingly, changes have been made to the following sections of the Quarterly Report:

•	Financial Statement
•	Management Discussion and Analysis or Plan of Operation.

Although this Form 10-Q/A contains all of the items required to be included in a Quarterly Report on Form 10-Q, no other information in the original filing is amended hereby. In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-Q/A includes currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-Q/A should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing.

For the convenience of the reader, this amended Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement described above and no other information in the Original Filing is amended hereby, as a result of the restatement:

ENTREMETRIX CORPORATION

TABLE OF CONTENTS

PART I

ITEM 1 FINANCIAL STATEMENTS

  4

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                                       15

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 4 CONTROLS AND PROCEDURES

25

PART II

ITEM 1 LEGAL PROCEEDINGS

27

ITEM 1A RISK FACTORS

27

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

27

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

27

ITEM 5 OTHER INFORMATION

27

ITEM 6 EXHIBITS

28

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

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

ITEM 1

  Financial Statements

	As of
	September 30	December 31
	2007	2006
	Unaudited	Audited
ASSETS
Current Assets
Cash	$42,768	$45,755
Accounts receivable, net of allowance for bad debt of $21,500 and $13,500	22,427	70,937
Prepaid expenses	-	24,565
Total Current Assets	65,195	141,257

Property and equipment, net of accumulated depreciation
of $14,384 and $13,068	573	1,890

Other Assets
Deposits	2,760	2,760
Other receivables	1,994	1,994
Total Other Assets	4,754	4,754

TOTAL ASSETS	$70,522	$147,901
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$70,469	$13,513

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Payroll liabilities	207,378	134,249
Other current liabilities	243,463	227,227
Notes payable to related parties, current portion	253,067	240,667
Total current Liabilities	774,377	615,656

Notes payable to related parties, net of current portion	434,112	434,112

TOTAL LIABILITIES	1,208,489	1,049,768

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
56,793,865 and 57,987,865 shares issued and outstanding	56,794	57,988
Paid-in capital	773,280	715,272
Accumulated deficit	(1,968,041)	(1,658,962)
Treasury stock (159,000 shares, at cost)	-	(16,165)
Total Stockholders' Deficit	(1,137,967)	(901,867)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,522	$147,901

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For three months ended			For nine months ended
	September 30,			September 30,
	2007	2006	2005	2007	2006	2005
Revenues	$ 1,860,088	$ 1,396,767	$ 1,773,768	$ 4,451,425	$ 5,019,525	$ 5,879,536

Cost and Expenses
Cost of revenue	1,832,712	1,329,115	1,656,454	4,321,032	4,779,491	5,540,080
Selling, general and administrative expenses	93,983	189,695	119,352	333,431	354,302	636,143
	1,926,695	1,518,810	1,775,806	4,654,463	5,133,793	6,176,223

Operating income (loss)	(66,607)	(122,043)	(2,038)	(203,038)	(114,268)	(296,687)

Other Income (Expenses):
Interest and Other Income	1	199	1	4	203	63
Interest and Other Expenses	(12,896)	(8,378)	(21,045)	(105,245)	(32,865)	(33,438)
Total Other Income (Expenses)	(12,895)	(8,179)	(21,044)	(105,241)	(32,662)	(33,375)

Net income (loss) before Income Taxes	(79,502)	(130,222)	(23,082)	(308,279)	(146,930)	(330,062)

Provision for Taxes	-	-	-	800	800	800

Net Income (Loss)	$ (79,502)	$ (130,222)	$ (23,082)	$ (309,079)	$ (147,730)	$ (330,862)

Net loss per share, Basic and Diluted	NIL	NIL	NIL	NIL	NIL	$ (0.01)

Weighted Average Number of Shares	56,793,865	57,987,865	44,860,575	57,234,976	57,321,198	49,158,353

ENTREMETRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For nine months ended
	September 30,
	2007	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (309,079)	$ (147,730)	$ (330,862)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,317	2,677	8,141
Provision for bad debt	8,000	13,500	-
Penalty incurred on notes payable	12,400	-	-
Stock based equity expense	72,979	-	240,000
(Increase) Decrease in:
Accounts receivable	40,510	(44,958)	(93,428)
Other receivable	-	(1,994)	549
Prepaid expenses and other assets	24,565	(11,084)	8,972
Deposits	-	2,185	-
Increase (Decrease) in:
Accounts payable and accrued expenses	146,321	(221,382)	29,073
Deferred revenue	-	(12,802)	2,477
Net Cash Flows Used in Operating Activities	(2,987)	(421,588)	(135,078)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	-
Cash Increase due to reverse acquisition by Entremetrix	-	-	-
Net Cash Flows Provided by Investing Activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment to related parties	-	(4,000)	(78,610)
Proceeds from related party loan	-	170,432	114,000
Proceeds from sale of stock	-	250,000	-
Proceeds from exercising stock warrants	-	500	-
Repurchase of common stock	-	(2,415)	(13,750)
Net Cash Provided by Financing Activities	-	414,517	21,640

NET DECREASE IN CASH	(2,987)	(7,071)	(113,438)

CASH AT BEGINNING OF PERIOD	45,755	120,994	117,136

CASH AT END OF PERIOD	$ 42,768	$ 113,923	$ 3,698

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 8,184	$ 11,160	$ 15,815
Taxes paid	$ -	$ -	$ -
Noncash Investment and Financing Activities:
Retirement of treasury stock	$ 16,165	$ -
Cancellation of 1 million common shares	$ 1,000	$ -
Addition of debt to retire common shares and accrued interest	$ -	$ -	$ 191,988

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

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of EntreMetrix Corporation and its subsidiaries after elimination of all inter-company accounts and transactions.  Certain prior period balances have been reclassified to conform to the current period presentation.

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

New Accounting Pronouncements: In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), Definition of Settlement in FASB Interpretation No. 48.  FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s financial statements.

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

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its financial statements.

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

On May 26, 2006, the Company filed an Offering Circular with the SEC to sell up to $5 million of the Company’s common stock.  During the first nine months ending September 30, 2007, the Company did not sell any shares.  The offering expired on August 27, 2007.

NOTE 3 – MAJOR CUSTOMERS

During the three and nine months ended September 30, 2007, three major customers accounted for $662,282, and $2,533,722, or 36%, and 57% of total revenues, respectively.

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2006, three major customers accounted for $639,899, and $2,125,336 or 46%, and 42% of total revenues, respectively.

During the three and nine months ended September 30, 2005, three major customers accounted for $698,024, and $1,949,126 or 39%, and 33% of total revenues, respectively.

NOTE 4 – OTHER CURRENT LIABILITIES

Accrued expenses consist of:

	(Unaudited)	(Audited)
	September 30,	December 31,
	2007	2006
Accrued Interest Expenses	$ 54,382	$ 35,107
Contingency liability	140,000	140,000
Accrued Professional Expenses	5,000	19,000
Payroll tax penalty	22,362	12,363
Employee Reimbursable	20,119	19,957
Other	1,600	800
Total	$ 243,463	$ 227,227

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes Payable to related parties at September 30, 2007, and December 31, 2006 consists of the following:

	September 30,	December 31,
	2007	2006
1.) Payable to a related party, interest accrued
at 8%, due on December 31, 2006 [a]	$ 84,475	$ 84,475
2.) Payable to a related party, term is open	1,233	1,233
3.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [b]	85,216	85,216
4.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [b]	85,216	85,216
5.) Payable to ICP, a related party, interest
accrued at 12%, due on December 31, 2007 [c]	136,400	124,000
6.) Payable to former President for the settlement,
no interest is accrued, payable in 36 equal
$9,722 payments [d]	294,639	294,639
Total notes payable to related parties	687,179	674,779
Less: current portion	253,067	240,667
Notes payable to related parties, net of current portion	$ 434,112	$ 434,112

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

d.   The note is in default due to a pending litigation. (See note 9)

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	2005	2007	2006	2005
Numerator:
Net Loss	$ (79,502)	$ (130,222)	$ (23,082)	$ (309,079)	$ (147,730)	$ (330,862)
Denominator:
Weighted Average Number of Shares	56,793,865	57,987,865	44,860,575	57,234,976	57,321,198	49,158,353

Net loss per share-Basic and Diluted	NIL	NIL	NIL	NIL	NIL	$ (0.01)

As of September 30, 2007, there were 1.5 million shares out-of-money stock warrants.  As the Company incurred net losses for the nine months ended September 30, 2007, the effect of dilutive securities totaling 236,353 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three and nine months ended September 30, 2006, the effect of dilutive securities totaling 853,448 and 589,678 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

ENTREMETRIX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Settlement amount	$350,000
Less: Forgiven notes payable	158,011
Less: Forgiven accrued interest	12,748
Net settlement amount	179,241
Par value of returned 18,652,710 shares	(18,653)
Excess of settlement amount over
over par value charged to paid-in capital	$160,588

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

NOTE 12 – SUBSEQUENT EVENT

The Company is in the process of changing its name to Neotactix, Inc.

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

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating income and loss for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 and June 30, 2007, are as follows:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2007

Revenue	$1,860,088	$1,396,767	33.2%	$1,260,743
Cost of revenue	1,832,712	1,329,115	37.9%	1,195,679
Selling, General & Administrative Expenses	93,983	189,695	(50.5)%	102,617

Operating income (loss)	$(66,607)	$(122,043)	(45.4)%	$(37,553)

Our cost of revenue consists primarily of client federal and state payroll taxes, client salary & wages, workers compensation, 401K, union benefits and consulting fees.  Our cost of revenue as a percentage of revenue remained relatively consistent at 99% versus 95% and 95% for the third quarters of 2007 and 2006, and the second quarter of 2007, respectively.

Our selling, general and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending.  These expenses decreased by 53.6% for the third quarter of 2007 versus 2006, despite our increase in revenues. The decrease was due primarily as a result of decreases in legal fees and consulting expense of (35.8)% and (100)%, respectively.  In addition there was a decrease in rent, accounting, and stock related fees of approximately (18.6)%, (57.1)%, and (100)%, respectively.  Also contributing were decreases in commissions, computer & software, and penalties expense of (100)%, (34.4)%, and (100)% respectively. An offset to this was an increase in salary and wages of 12.5% for the same time period.  Total major expenses were $79,919 for the third quarter of 2007, a (49.4)% decrease compared to $158,001 for the third quarter of 2006.  The major expenses incurred during the three months ended September 30, 2007 and 2006, and June 30, 2007, were:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2007

Major Expenses:
Rent	$3,843	$4,719	(18.6)%	$5,448
Commissions	0	632	(100)%	0
Computer & Software Expenses	1,763	2,685	(34.4)%	2,513
Salary & Wages	49,500	44,000	12.5%	49,500
Accounting Fees	6,000	14,000	(57.1)%	7,000
Legal Fees	20,101	31,313	(35.8)%	19,134
Penalties	0	6,019	(100)%	67
Stock Related Fees	(1,288)	6,933	(118.6)%	4,888
Consulting	0	47,700	(100)%	0

Total Major Expenses	79,919	158,001	(49.4)%	88,550

Total Expenses	87,983	189,695	(53.6)%	102,617

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended September 30, 2007 and 2006, as compared to the three months ended June 30, 2007 are as follows:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2007

Interest and other income	$1	$199	(99.5)%	$1
Interest expenses	(12,896)	(8,378)	53.9%	(82,741)
Total other income (expenses)	(12,895)	(8,179)	57.7%	(82,740)

Net income (loss)	$(79,502)	$(130,222)	(38.9)%	$(120,293)

During the three months ended September 30, 2007, our total other expenses increased by57.7% compared to the three months ended September 30, 2006.  Our net income (loss) decreased by (38.9)% from $(130,222) to $(79,502). The decreased net loss in the third quarter of 2007 can be attributed primarily to the decrease in selling, general and administrative expenses of approximately (50.5)%, which was slightly offset by an increase in total other expense of 57.7%.

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

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating income and loss for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, are as follows:

	9 Months Ended September 30, 2007	9 Months Ended September 30, 2006	Percentage Change

Revenue	$4,451,425	$5,019,525	(11.3)%
Cost of revenue	4,321,032	4,779,491	(9.6)%
Selling, General & Administrative Expenses	333,431	354,302	(5.9)%

Operating income (loss)	$(203,038)	$(114,268)	77.7%

Our cost of revenue consists primarily of client federal and state payroll taxes, client salary & wages, workers compensation, 401K, union benefits and consulting fees.  Our cost of revenue as a percentage of revenue remained relatively consistent at 97% versus 95% for the first nine months of 2007 and 2006, respectively.

Our selling, general and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending.  These expenses decreased by (4.5)% for the first nine months of 2007 versus 2006, despite our increase in revenues, primarily as a result of decreases in consulting and accounting expense of (71.5)% and (27.8)%, respectively.  In addition there was a decrease in commissions, computer & software, and stock related fees of approximately (100)%, (6.1)%, and (33.5)%, respectively.  These decreases were offset by increases in rent, legal, salary & wages, and penalties expense of approximately 6.4%, 29.8%, 24.8%, and 23.6%, respectively.  Total major expenses were $279,454 for the first nine months of 2007, a (2.4)% decrease compared to $286,434 for the first nine months of 2006.  The major expenses incurred during the nine months ended September 30, 2007 and 2006, were:

	9 Months Ended September 30, 2007	9 Months Ended September 30, 2006	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$16,293	$15,319	6.4%
Commissions	0	2,505	(100)%
Computer & Software Expenses	14,096	15,018	(6.1)%
Salary & Wages	148,500	119,000	24.8%
Accounting Fees	20,000	27,700	(27.8)%
Legal Fees	44,734	34,451	29.8%
Penalties	12,467	10,084	23.6%
Stock Related Fees	9,753	14,657	(33.5)%
Consulting	13,611	47,700	(71.5)%

Total Major Expenses	279,454	286,434	(2.4)%

Total Expenses	327,431	354,302	(7.6)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the nine months ended September 30, 2007 and 2006, are as follows:

	9 Months Ended September 30, 2007	9 Months Ended September 30, 2006	Percentage Change Increase (Decrease)

Interest and other income	$4	$203	(98)%
Interest expenses	(105,245)	(32,865)	220.2%
Total other income (expenses)	(105,241)	(32,662)	222.2%

Net income (loss)	$(308,279)	$(147,730)	108.7%

During the nine months ended September 30, 2007, our total other expenses increased by 222.2% compared to the nine months ended September 30, 2006 as a result of recognizing the amortization expense of extending warrants issued in May of 2005.  Our net loss increased by 108.7% from $(147,730) to $(308,279).  The increase in net loss in the first nine months of 2007 can be attributed to the increase in total other expense of 222.2%.

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

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2007, as compared to September 30, 2006 and June 30, 2007, were as follows:

	September 30,	September 30,	June 30,
	2007	2006	2007

Cash	$42,768	$113,923	$31,104
Accounts receivable	22,427	75,920	67,684
Prepaid expenses	0	23,391	17,612
Total current assets	65,195	213,234	116,400
Total assets	70,522	220,429	122,166
Total current liabilities	774,377	838,982	746,519
Total liabilities	1,208,489	1,103,888	1,180,631

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

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities for the nine months ended September 30, 2007 and 2006 were $(2,987) and $(421,558), respectively.  For the nine months ended September 30, 2007, the net cash used in operations came primarily from a net loss of $(309,079).  This was partially offset by adjustments to depreciation, penalties, stock based equity expense, a decrease in accounts receivable, a decrease in prepaid expenses and other assets, and an increase in accounts payable of $1,317, $12,400, $72,979, $72,979, $40,510, $24,565 and $146,321, respectively.

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

EntreMetrix Corporation

Dated: December 17, 2007	/s/ Scott W. Absher
By: Scott W. Absher
Its: Chief Executive Officer