Form 10-K
period 2007-12-31
NeoTactix Corp
filed 2008-04-11
CIK 755328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-33109

NeoTactix Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	81-0444479 (I.R.S. Employer Identification No.)
18101 Von Karman Avenue, Suite 330 Irvine, CA (Address of principal executive offices)	92612 (Zip Code)

Registrant’s telephone number, including area code    (888) 798-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No     X    .

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates was $1,707,076.10 based on the closing price of $0.045 for our common stock on March 19, 2008.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date.  As of March 31, 2008, there were 70,710,781 shares of common stock, par value $0.001, issued and outstanding.

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

The Company’s report on Form DEF 14C dated December 12, 2007

Neotactix Corporation

TABLE OF CONTENTS

PART I [INSERT PAGE NUMBER]

ITEM 1 – BUSINESS[INSERT PAGE NUMBER]
ITEM 1A – RISK FACTORS[INSERT PAGE NUMBER]
ITEM 1B – UNRESOLVED STAFF COMMENTS[INSERT PAGE NUMBER]
ITEM 2 – PROPERTIES[INSERT PAGE NUMBER]
ITEM 3 – LEGAL PROCEEDINGS[INSERT PAGE NUMBER]
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS[INSERT PAGE NUMBER]

PART II [INSERT PAGE NUMBER]

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES[INSERT PAGE NUMBER]
ITEM 6 – SELECTED FINANCIAL DATA[INSERT PAGE NUMBER]
ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS[INSERT PAGE NUMBER]
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK[INSERT PAGE NUMBER]
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA[INSERT PAGE NUMBER]
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE[INSERT PAGE NUMBER]
ITEM 9A(T) – CONTROLS AND PROCEDURES[INSERT PAGE NUMBER]
ITEM 9B – OTHER INFORMATION[INSERT PAGE NUMBER]

PART III [INSERT PAGE NUMBER]

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE[INSERT PAGE NUMBER]
ITEM 11 – EXECUTIVE COMPENSATION[INSERT PAGE NUMBER]
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS[INSERT PAGE NUMBER]
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE[INSERT PAGE NUMBER]
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES[INSERT PAGE NUMBER]

PART IV [INSERT PAGE NUMBER]

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES[INSERT PAGE NUMBER]

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

ITEM 1 – BUSINESS

History of Business

Neotactix Corporation, a Nevada corporation (“we” or the “Company”) was originally incorporated as McGinnis-Powell & Sons, Inc., under the laws of the state of Montana on July 29, 1983.  Our name was changed to Missouri River Gold and Gem Corp., in September 1984.  In 1985, we conducted a public offering of our common stock pursuant to a Regulation A exemption from registration under the Securities Act of 1933.  In August 1986, we acquired 100% of the outstanding stock of American Dental Manufacturing, Inc., a California corporation, and changed our name to American Dental Products Manufacturing, Inc., a California corporation.  On June 12, 1990, we changed our name to Missouri River and Gold Gem Corporation.  In June 2000, we filed a Form 10-SB with the business plan to locate and consummate a merger or acquisition with a private entity.  On March 8, 2004, we acquired all of the issued and outstanding common stock of EnStruxis, Inc., a Nevada corporation.  As a result of this transaction EnStruxis became our wholly-owned subsidiary and we changed our name to Entremetrix Corporation.  On March 7, 2006, we filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing. On December 11, 2007 the Company changed its name with state of Nevada to NeoTactix Corporation, and subsequently on January 11, 2008 filed with the SEC a notification withdrawal of election as a BDC company.

As a BDC, we focused on the development of opportunities to invest in eligible portfolio companies providing early stage capital, strategic guidance and operational support.  We also provided structural support services for small businesses including financial guidance in areas of treasury management, general accounting oversight and capital formation, employee-related administration and regulatory compliance as well as handling of such areas as payroll, benefits and insurance operations, regulatory filings and overall HR guidance as the client’s “Administrative Employer”, and strategic guidance in the areas of sales strategy and automation.  The determination of which eligible portfolio companies we invested in was to be made in the sole discretion of our board of directors without shareholder approval and such investments may deviate significantly from our historic operations.

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

Present Business

Subsequent to filing with the SEC a withdrawal of the BDC status on Form N-54C on January 11, 2008, the Company has pursued a business model whereby it would provide early stage capital guidance (through NeoTactix Corporation) and structural support services (through our wholly-owned sub EnStruxis, Inc.) to small private companies seeking both debt and equity capital and/or to become publicly held and traded.

The Company will also engage in advising private companies in matters of capital formation and growth. Specifically, the Company will identify small private companies (the “Clients”) and assist them with operational and growth strategies, accounting and financial advice including the raising of capital by introducing them to potential equity and debt investors. As compensation for these services, the Company proposes to receive consideration to sustain operations and may receive share interest of the Client, which will then be eligible for registration by the Client upon its future public offering or mergers. The Company anticipates that the shares it receives as compensation will be assessed at par value.  The Company will at all times report shares it receives as compensation on its periodic reports filed with the SEC.

In addition, the Company may acquire business entities by an exchange in shares. There can be no assurance that a merger, if any, will take place.  The Company may also act as a holding company structure for operating businesses.

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

Enstruxis, Inc. a wholly-owned subsidiary Portfolio Company

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

We have three major customers, which represents 57% of our total revenues for the year ended December 31, 2007.  Our dependence on these key customers means that the loss of one or more of these, or any reduction in their work orders would materially reduce our revenues.  We expect that sales of our services to these key customers will continue to contribute materially to our revenues in the foreseeable future.  The loss of, or a significant reduction in purchases by these key customers could harm our business, financial condition and results of operations.

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

Our common stock has been traded on the "Over-the-Counter Bulletin Board," and is currently traded on the “Grey Market,” which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on Grey market since our suspension by the SEC on March 20, 2008; previously we were traded on the Over the Counter Bulletin Board (OTCBB).  Broker-dealers often decline to trade in Grey and OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

Our share ownership is concentrated.

Our officers, directors and principal stockholders, together with their affiliates, beneficially own approximately 46% of the Company’s voting shares.  As a result, these stockholders, if they act together, will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business.  This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company’s common stock by discouraging third party investors.  In addition, the interests of these stockholders may not always coincide with the interests of the Company’s other stockholders.

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

We have never generated an annual net profit.  Our primary activity to date has been development of our business plan, which has changed since our inception.  Our success is dependent upon the successful development of our business model as to which there is no assurance.  Unanticipated problems, expenses and delays are frequently encountered in establishing a new business.  These include, but are not limited to, inadequate funding, competition, and investment development.  Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations.  We may not ever be profitable.

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

ITEM 2 – PROPERTIES

We currently participate in an identity package located at 18101 Von Karman Avenue, Irvine, California under a month-to-month agreement. Under this package we have access to the board rooms, and day offices to conduct our business. The monthly cost is approximately $155 per month plus any additional services that may be used.  We intend to continue this identity package for the foreseeable future.

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

A trial date is presently set for the action filed on June 6, 2006 for May 19, 2008; we have been fully cooperative during this litigation and intend to aggressively prosecute our claims. If we do not prevail in our action and they are successful in their counter complaint the Company does not have the ability to pay their claim and would be unable to continue operations.

Other than as set forth above, in the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The holders of a majority of our common stock approved in a special meeting by written consent to the following:

1.	a withdrawal of election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”)
2.	Amend our certificate of incorporation to change the Company name from EntreMetrix Corporation to NeoTactix Corporation, and concurrently to change the Company’s CUSIP number and OTCBB trading symbol.

In connection we have filed with the Securities and Exchange Commission on December 12, 2007, a definitive information statement on Schedule 14C, SEC file No. 814-00719, incorporated herein by reference.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since April 23, 2002, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, and prices for our common stock were published on the OTC Bulletin under the trading symbol “MRGG” through May 6, 2004.  On May 7, 2004, in conjunction with the name change to EntreMetrix Corporation, our OTCBB trading symbol changed to “ERMX”. Subsequently on January 7, 2008 in conjunction with the name change to NeoTactix Corporation, our OTCBB trading symbol changed to “NTCX”. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

On March 20, 2008, the Company received a notice of temporary suspension for the adequacy and accuracy of publicly disseminated information concerning among other things:
1) The companies’ financial condition,
2) The companies’ management,
3) The companies’ business operations and/or
4) Stock promoting activity, for failure to satisfy a continued listing rule or standard from the Securities and Exchange Commission due to possible lack of current and accurate information concerning the securities of the issuers.

Currently we are a reporting OTC Company and our primary venue is the Grey market as of March 20, 2008.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the NASDAQ Stock Markets, Inc  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,		Bid Prices
	Period	High	Low

2006	First Quarter	$0.14	$0.025
	Second Quarter	$0.55	$0.065
	Third Quarter	$0.50	$0.14
	Fourth Quarter	$0.16	$0.07

2007	First Quarter	$0.24	$0.06
	Second Quarter	$0.20	$0.07
	Third Quarter	$0.24	$0.05
	Fourth Quarter	$0.06	$0.02

2008	First Quarter (through March 31, 2007)	$0.07	$0.02

Holders

The number of holders of record of shares of our common stock is three hundred fifty-five (355).

Dividend Policy

There have been no cash dividends declared on our common stock.  Dividends are declared at the sole discretion of our Board of Directors. On January 12, 2007 the company announced a proposed dividend of its wholly-owned subsidiary Enstruxis. As of December 31, 2007, a spin-off Enstruxis has not occurred.

Stock Option Plan.

2004 Stock Option Plan

On September 16, 2004, our Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”).  Under the 2004 Plan, 7,000,000 shares of common stock were authorized for issuance as Incentive Stock Options (ISOs), Non-Incentive Stock Options, stock awards and stock bonuses to our key employees, officers, directors or consultants.

The purchase price of the common stock subject to each Incentive Stock Option shall not be less than 85% of the fair market value (as determined in the 2004 Plan), of such common stock at the time such option is granted.  The purchase price of the common stock subject to each Non-Incentive Stock Option shall be determined at the time such option is granted.  The options vest immediately and expire ten years from the date of grant or five years if ISO is granted.  Prices for options granted to employees who own greater than 10% or more of the Company’s stock is at least 110% of the market value at date of grant.  At December 31, 2007, no stock options or awards had been granted.

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

As of December 31, 2007, the 2004 Plan information is as follows:

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

Recent Sales of Unregistered Securities

Shares for Debt Agreements

On February 15, 2008 the Company issued 1,250,000 unregistered shares of common stock to each independent board member: Mark Absher, Richard Graneiri, and Patrick Shane. This issuance was pursuant to board resolution approved on October 16, 2007, whereby each board member would be paid $25,000 for their annual services, and the independent board members agreed to take common stock in lieu of $50,000 in accrued salary.

On February 15, 2008 the Company issued 3,333,333 unregistered shares of common stock to each of George LeFevre, our Treasurer, Secretary and a Director, and Scott Absher, our President and a Director, and we have entered into a Shares for Debt Agreement with each of them on the same date. The share issued were pursuant to a board resolution signed January 21, 2008, whereby the Board of Directors approved the issuance of these shares for consideration received by the company consisting of $60,000 in services rendered or to be rendered by each of Mr. LeFevre and Mr. Absher during the period from October 1, 2007 through December 31, 2007, and a full release from any other claims for compensation relating to such period.

On February 15, 2008 the Company issued 3,500,000 unregistered shares of common stock to Infinity Capital Partners, LLP. The shares issued were pursuant to a board resolution signed October 16, 2007, whereby the Board of Directors approved the issuance of these shares due to a contingent liability for failure to raise funding pursuant to a Bridge Loan Agreement signed on May 20, 2005.

ITEM 6 – SELECTED FINANCIAL DATA

NeoTactix Corporation	For the Years Ended December 31,

	2007	2006	2005	2004	2003 (1)

Statement of Operations Data:

Total revenues	$5,718,780	6,202,040	7,642,216	10,614,729	6,825,244

Cost and Expenses	6,184,688	6,570,609	8,028,017	10,882,477	7,035,034

Net income (loss)	(582,720)	(411,138)	(591,133)	(309,993)	(228,768)

Net income (loss) per common share from continuing operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.05)

Balance Sheet Data:

Current assets	$77,369	141,257	177,763	165,153	164,565
Total assets	82,554	147,901	187,826	186,896	221,014

Current liabilities	1,059,850	615,656	903,960	519,422	479,336
Total liabilities	1,493,962	1,049,768	1,171,640	678,897	562,193
Total stockholders’ equity (deficit)	(1,411,408)	(901,867)	(983,814)	(492,001)	(341,179)

Total dividends per common share	-	-	-	-	-

(1) These numbers reflect unaudited pro forma financials

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Our general operating plan up until December 11, 2007 as a Business Development Company “BDC”, was focused on the development of opportunities to invest in eligible portfolio companies under the and providing early stage capital, strategic guidance and operational support.  We also provided structural support services for small businesses including financial guidance in areas of treasury management, general accounting oversight and capital formation, employee-related administration and regulatory compliance as well as handling of such areas as payroll, benefits and insurance operations, regulatory filings and overall HR guidance as the client’s “Administrative Employer”, and strategic guidance in the areas of sales strategy and automation.

On October 24, 2007, the Division of Investment Management of the SEC requested that the Company not proceed with our Form 1-E filing, indicating a number of questions related to the Company’s historic and procedural use of the BDC designation. After considering the options available management and board of directors decided to withdraw the Company’s BDC status, which was filed on January 11, 2008.

Our current plan of operation not under the BDC status is to provide early stage capital guidance (through NeoTactix Corporation) and structural support services (through our wholly-owned sub EnStruxis, Inc.) to small private companies seeking both debt and equity capital and/or to become publicly held and traded.

The Company will also engage in advising private companies in matters of capital formation and growth. Specifically, the Company will identify small private companies (the “Clients”) and assist them with operational and growth strategies, accounting and financial advice including the raising of capital by introducing them to potential equity and debt investors. As compensation for these services, the Company proposes to receive consideration to sustain operations and may receive share interest of the Client, which will then be eligible for registration by the Client upon its future public offering or mergers. The Company anticipates that the shares it receives as compensation will be assessed at par value.  The Company will at all times report shares it receives as compensation on its periodic reports filed with the SEC.

In addition, the Company may acquire business entities by an exchange in shares. There can be no assurance that a merger, if any, will take place.  The Company may also act as a holding company structure for operating businesses.

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

Results of Operations for the Three Months Ended December 31, 2007 and 2006,  and September 30, 2007.

Introduction

Our revenues for the fourth quarter of 2007 were $1,267,355, compared to $1,182,514 for the same quarter in 2006, an increase of approximately 7.2%.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and loss from operations for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006 and September 30, 2007, are as follows:

	3 Months Ended December 31, 2007	3 Months Ended December 31, 2006	Percentage Change	3 Months Ended September 30, 2007

Revenue	$1,267,355	$1,182,514	7.2%	$1,860,088
Cost of revenue	1,206,796	1,113,420	8.4%	1,832,712
Selling, general and administrative expenses	323,429	323,395	0%	189,695

Operating Income (Loss)	$(262,870)	$(254,301)	3.4%	$(122,043)

During the three month periods ended December 31, 2007 and 2006 and September 30, 2007, we incurred a cost of revenue of $1,206,796, $1,113,420, and $1,832,712, respectively.  These all represent a relatively similar amount as a percentage of revenues of between 94% and 98%.

Selling, general and administrative expenses were $323,429, $323,395, and $189,695, respectively, for the three month periods ended December 31, 2007 and 2006, and the three months ended September 30, 2007.  The major expenses incurred during the three months ended December 31, 2007 and 2006 and September 30, 2007 were:

	3 Months Ended December 31, 2007	3 Months Ended December 31, 2006	Percentage Change	3 Months Ended September 30, 2007

Major Expenses:
Rent	$6,408	6,286	1.9%	$3,843
Commissions	0	(1,701)	100%	0
Computer & Software Expenses	2,587	2,513	3.0%	1,763
Salary & Wages	231,000	49,500	366.7%	49,500
Accounting Fees	18,000	16,000	12.5%	6,000
Legal Fees	(20,776)	8,991	(331.1)%	20,101
Penalties	69,776	(22,657)	408%	0
Stock Related Fees	3,330	3,402	(2.1)%	(1,288)
Consulting	500	245,000	(99.8)%	0

Total Major Expenses	310,826	307,333	1.1%	79,919

Total General and Administrative Expenses	323,429	323,395	0.0%	87,983

Total general and administrative expenses were $323,429 for the three months ended December 31, 2007 versus $323,395 for the same period in 2006, which resulted in an increase of $34. General and administrative expenses consist primarily of salaries, and related costs for executive, sales, finance and other administrative personnel, and the cost of facilities and related spending.  The overall increase in general and administrative expenses was due to a (366.7)% increase in salary and wages from $213,000 in 2007, compared to $49,500 in 2006. For the three months ending December 31, 2007 there was a increase of (408)%, (3.0)%, and (100)% in penalties, computer/software, and commissions fees for the same prior period respectively. In addition there was an increase of $122, and $2,000 in rent and accounting expense respectively in 2007 compared to 2006. These increases were primarily offset by a decrease of 754.1% in consulting fees from $245,000 in 2007, compared to $500 in 2006. In addition there were decreases to legal and stock related fees of (331.1)% and (2.1)% respectively for the three months ending December 31, 2007 compared to same period in 2006.

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended December 31, 2007 and 2006, as compared to the three months ended September 30, 2007 are as follows:

	3 Months Ended December 31, 2007	3 Months Ended December 31, 2006	Percentage Change	3 Months Ended September 30, 2007

Interest and other income	$0	$1	(100)%	$1
Interest expense	(10,571)	(9,107)	16.1%	(12,896)
Total other income (expenses)	(10,571)	(9,106)	16.1%	(12,895)

Net income (loss)	$(273,441)	$(263,408)	3.8%	$(79,502)

During the three months ended December 31, 2007, our total other expenses increased by 16.1% compared to the three months ended December 31, 2006.  The net loss for the three months ended December 31, 2007 was $273,441, versus a net loss of $263,408 for the three months ended December 31, 2006.  This resulted in a 3.8% increase in net loss of $10,033 from the same period in 2007 compared to 2006.

Results of Operations for the Years ended December 31, 2007 and 2006

Introduction

In 2007, our revenues were $5,718,780, compared to $6,202,040, a decrease of almost 7.8%.

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and loss from operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006 are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Percentage Change

Revenue	$5,718,780	$6,202,040	(7.8)%
Cost of Revenue	5,527,828	5,892,912	(6.2)%
Selling general and administrative expenses	656,860	677,697	(3.1)%

Operating Income (Loss)	$(465,908)	$(368,569)	26.4%

Revenues for the year ended December 31, 2007 were $5,718,780 compared to revenues of $6,202,040 in the year ended December 31, 2006.  This resulted in a decrease in revenues of $483,260, from the same period one year ago.  All of our revenue was generated by our wholly-owned subsidiary Enstruxis, for administrative support services.  The decrease in revenue was due to limited expenditure on sales staff and support in our efforts to raise capital. As a result we were unsuccessful in retaining clients in Enstruxis.

Cost of revenues for the year ended December 31, 2007 was $5,527,828, a decrease of $365,084 from $5,892,912 for the same period ended December 31, 2006.  The decrease in cost of revenues was primarily due to the fixed costs associated with the decrease in revenue compared to last year.  Fixed costs primarily include and are not limited to client federal and state payroll taxes, workers compensation, 401K, and union benefits.

Selling, general and administrative expenses were $656,860 and $677,697, respectively, for the years ended December 31, 2007 and 2006.  The major expenses incurred during each of the years were:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Percentage Change

Major Expenses:
Rent	$22,701	$21,605	5.1%
Commissions	0	804	(100)%
Computer & Software Expenses	16,683	17,530	(4.8)%
Salary & Wages	379,500	168,500	125.2%
Accounting Fees	38,000	43,700	(13.0)%
Legal Fees	23,958	43,442	(44.9)%
Penalties	82,243	(12,573)	754.1%
Stock Related Fees	13,083	18,059	(27.6)%
Consulting	14,111	292,700	(95.2)%

Total Major Expenses	590,279	593,767	(0.6)%

Total General and Administrative Expenses	656,860	677,697	(3.1)%

Total general and administrative expenses were $656,860 for the year ended December 31, 2007 versus $677,697 for the year ended December 31, 2006, which resulted in a decrease of $20,837.  General and administrative expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending.  The overall decrease in general and administrative expenses was primarily due to a (95.2)% decrease in consulting expense from $292,700 in 2007, compared to $14,111 in 2006. For the year ending December 31, 2007 there was a decrease of (44.9)%, (27.6)%, and (13.0)% in legal, stock related,  and accounting fees for the same prior period respectively. In addition there was a decrease of $847, and $804 in computer/software and commissions expense in 2007 compared to 2006. These decreases were primarily offset by an increase of 754.1% in penalties from $82,243 in 2007, compared to $(12,573) in 2006. In addition there were increases to salary and wages, and rent of 125.2% and 5.1% respectively for the twelve months ending December 31, 2007 compared to same period in 2006.

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Percentage Change

Interest and other income	4	203	(98.0)%
Interest expense	(115,816)	(41,972)	175.9%
Total other income (expenses)	(115,812)	(41,769)	177.3%

Net income (loss)	$(582,520)	(411,138)	41.7%

During the twelve months ended December 31, 2007, our total other expenses increased by 177.3% compared to the twelve months ended December 31, 2006.  The increase was primarily the result of recognizing the amortization expense of extending warrants issued in May of 2005. The net loss for the year ended December 31, 2007 was $582,520, versus a net loss of $411,138 for the year ended December 31, 2006.  This resulted in a 41.7% increase in net loss of $171,382 from the same period in 2007 compared to 2006.

Liquidity and Capital Resources

Introduction

During the twelve months ended December 31, 2007, we did not generate positive cash flow.  As a result, we funded our operations by using cash on hand and through cash generated from the sale of our common stock.

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

We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion over the next twelve months.  We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing.  Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.  No assurance can be made that such financing would be made.

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

We have been late in paying our 2006 and 2007 State and Federal unemployment taxes. The delay resulted in a formal levy from the State of California and IRS to recover these amounts.  As of March 31st 2008 these taxes are still awaiting payment and will likely incur additional penalty. We currently do not have the funds to make the required payment, and there is no guarantee that such funds can be obtained. If the State of California or IRS successfully levies one of our operating accounts it would cause an irreparable interruption to our business and liquidity.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2007, as compared to December 31, 2006 and September 30, 2007, were as follows:

	December 31,	December 31,	September 30,
	2007	2006	2007

Cash	$45,198	$45,755	$42,768
Accounts receivable	32,171	70,937	22,427
Prepaid expenses	0	24,565	0
Total current assets	77,369	141,257	65,195
Total assets	82,554	147,901	70,522
Total current liabilities	844,850	615,656	774,377
Total liabilities	1,278,962	1,049,768	1,208,489

Cash Requirements

As of December 31, 2007, we had a working deficit of $767,481.  Our cash obligations are anticipated to increase substantially over the next 12 months.  The cash would be utilized for operational expenses and general working capital.  Funds will also be utilized for continued legal and professional fees as a result of continuing litigation and reserve or deposit requirements which are a result of our administrative support business of Enstruxis.  We intend for these funding requirements to be fulfilled through either equity or debt financing.

Sources and Uses of Cash

Operations

Net cash provided by and (used in) operating activities for the twelve months ended December 31, 2007 and 2006 were $(557) and $(319,324), respectively.  For the twelve months ended December 31, 2007, the net loss of $582,520 was offset by issuance of stocks for services, issuance of warrants for expenses, provision for bad debt, of $75,000, $72,979, and $8,000, respectively. Additional offsets were penalty incurred on N/P, and depreciation of $12,400 and $1,459, respectively In addition there was an increase in accounts payable/ accrued expenses of $356,794. In addition there was a decrease in accounts receivable and prepaid expenses of $30,766, and $24,565, respectively.

Investing

Net cash provided by investing activities for the twelve months ended December 31, 2007 and 2006 was zero, and zero respectively.

Financing

Net cash provided and (used in) financing activities for the twelve months ended December 31, 2007 and 2006, were zero and $244,085, respectively.  For the twelve months ended December 31, 2007, there were no proceeds received from financing activities. For the twelve months ended December 31, 2006 the net cash provided was from proceeds from the exercise stock warrants and proceeds from sale of stock of $500 and $250,000, respectively.  This was slightly offset by repayment to related parties of $4,000 and repurchase of common stock of $2,415.

Debt Instruments, Guarantees, and Related Covenants

Our debt instruments primarily consist of note and loan payables detailed in Note 6 of our financial statements.  In addition guarantees are entered into from time to time but no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2007.

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

Income Taxes.  Our income tax expense involves using the deferred tax assets and liabilities included on the balance sheet.  These tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have very few assets and only one eligible portfolio company, there is no quantitative information, as of the end of December 31, 2007, about market risk that has any impact on our present business.  Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of NeoTactix Corporation

We have audited the accompanying consolidated balance sheets of NeoTactix Corporation (formerly known as EntreMetrix Corporation) as of December 31, 2007, and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of NeoTactix Corporation as of December 31, 2007, and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, 2006, and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Spector & Wong, LLP

Pasadena, California

April 7, 2008

F-1

NEOTACTIX CORPORATION (FKA ENTREMETRIX CORPORATION)
CONSOLIDATED BALANCE SHEETS

As of December 31, 2007, and 2006

ASSETS
	December 31,
Current Assets	2007	2006
Cash	$ 45,198	$ 45,755
Accounts receivable, net of allowance for bad debt of $21,500 for 2007
and $13,500 for 2006	32,171	70,937
Prepaid expenses	-	24,565
Total Current Assets	77,369	141,257

Property and equipment, net of accumulated depreciation
of $14,527 for 2007, and $13,068 for 2006	431	1,890

Other Assets
Deposits	2,760	2,760
Other receivables	1,994	1,994
Total Other Assets	4,754	4,754

TOTAL ASSETS	$ 82,554	$ 147,901
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 92,581	$ 13,513
Payroll liabilities	249,871	134,249
Other current liabilities	249,331	227,227
Notes payable to related parties, current portion	253,067	240,667
Total current Liabilities	844,850	615,656

Notes payable to related parties, net of current portion	434,112	434,112

TOTAL LIABILITIES	1,278,962	1,049,768

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
56,793,865, and 57,987,865 shares issued and
outstanding in 2007, and 2006, respectively	56,794	57,988
Paid-in capital	773,280	715,272
Stock to be issued	215,000	-
Accumulated deficit	(2,241,482)	(1,658,962)
Treasury stock (159,000 shares, at cost)	-	(16,165)
Total Stockholders' Deficit	(1,196,408)	(901,867)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 82,554	$ 147,901

See notes to consolidated financial statements                                                                                 F-

NEOTACTIX CORPORATION (FKA ENTREMETRIX CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2007	2006	2005
Revenues	$ 5,718,780	$ 6,202,040	$ 7,642,216

Cost and Expenses
Cost of revenue	5,527,828	5,892,912	7,171,067
Selling, general and administrative expenses	656,860	677,697	856,950
	6,184,688	6,570,609	8,028,017

Operating loss	(465,908)	(368,569)	(385,801)

Other Income (Expenses):
Interest and Other Income	4	203	46,073
Interest and Other Expenses	(115,816)	(41,972)	(250,605)
Total Other Income (Expenses)	(115,812)	(41,769)	(204,532)

Net loss before Income Taxes	(581,720)	(410,338)	(590,333)

Provision for Taxes	800	800	800

Net Loss	$ (582,520)	$ (411,138)	$ (591,133)

Net loss per share, Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average Number of Shares	57,124,698	57,487,865	54,155,581

See notes to consolidated financial statements                                                                                 F-

NEOTACTIX CORPORATION (FKA ENTREMETRIX CORPORATION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For years ended December 31, 2007, 2006, and 2005

						Stock to
	Common Stock		Paid-in	Deferred	Treasury	be	Accumulated
	Shares	Amount	Capital	Compensation	Stock	Issued	Deficit	Total
Balance at December 31, 2004	51,590,575	$ 51,590	$ 1,663,100	$ (1,550,000)	$ -	$ -	$ (656,691)	$ (492,001)

Retirement of stock for the
settlement with the former
president	(18,652,710)	(18,652)	(160,588)					(179,240)
Issuance of shares for
Officers' compensation	24,000,000	24,000	216,000					240,000
Amortization of deferred bonuses				10,508				10,508
Shares to be retired for
non-vesting deferred bonuses			(69,492)	69,492				-
Write-down deferred
consulting services			(1,225,000)	1,225,000				-
Issuance of warrants for debt			41,802					41,802
Acquisition of treasury stock					(13,750)			(13,750)

Net loss							(591,133)	(591,133)
Balance at December 31, 2005	56,937,865	56,938	465,822	(245,000)	(13,750)	-	(1,247,824)	(983,814)

Issuance of stock for cash	1,000,000	1,000	249,000					250,000
Proceeds from exercising
stock warrants	50,000	50	450					500
Acquisition of treasury stock					(2,415)			(2,415)
Consulting fee recognized				245,000				245,000

Net loss							(411,138)	(411,138)
Balance at December 31, 2006	57,987,865	57,988	715,272	-	(16,165)	-	(1,658,962)	(901,867)

Additional expenses for extension
of warrants			72,979					72,979
Retirement of treasury stock		(1,194)	(14,971)		16,165			-
Stocks to be issued						215,000		215,000
Net loss							(582,520)	(582,520)
Balance at December 31, 2007	57,987,865	$ 56,794	$ 773,280	$ -	$ -	$ 215,000	$ (2,241,482)	$ (1,196,408)

See notes to consolidated financial statements                                                                                 F-

NEOTACTIX CORPORATION (FKA ENTREMETRIX CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2007	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (582,520)	$ (411,138)	$ (591,133)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,459	3,228	11,456
Provision for bad debt	8,000	13,500	-
Penalty incurred on note payable	12,400
Issuance of stocks for services	75,000	-	240,000
Issuance of warrants for expenses	72,979	-	41,802
Amortization of deferred compensation	-	-	10,508
Gain on disposal of property and equipment	-	-	(126)
Deferred compensation	-	245,000	-
(Increase) Decrease in:
Accounts receivable	30,766	(39,975)	(27,150)
Other receivable	-	(1,994)
Prepaid expenses and other assets	24,565	(12,258)	18,398
Deposits	-	2,185	-
Increase (Decrease) in:
Accounts payable and accrued expenses	356,794	(105,070)	258,312
Deferred revenue	-	(12,802)	12,802
Net Cash Flows Used in Operating Activities	(557)	(319,324)	(25,131)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	-	-	350
Cash Increase due to reverse acquisition by Entremetrix	-	-	-
Net Cash Flows Provided by Investing Activities	-	-	350

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment to related parties	-	(4,000)	(81,611)
Proceeds from exercising stock warrants	-	500	-
Proceeds from sale of stock	-	250,000
Repurchase of common stock	-	(2,415)	(13,750)
Net proceeds from notes payable to related parties	-	-	124,000
Net Cash Provided by Financing Activities	-	244,085	28,639

NET INCREASE (DECREASE) IN CASH	(557)	(75,239)	3,858

CASH AT BEGINNING OF YEAR	45,755	120,994	117,136

CASH AT END OF YEAR	$ 45,198	$ 45,755	$ 120,994

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 12,276	$ 14,880	$ 9,885
Taxes paid	$ -	$ -	$ 1,600
Noncash Investment and Financing Activities:
Stock to be issued for a contingent liability	$ 140,000	$ -	$ -
Assumption of accounts payable by related parties	$ -	$ 170,432	$ -
Addition of debt to retire common shares and accrued interest	$ -	$ -	$ 191,988
Common stock to be retired for non-vesting deferred bonuses	$ -	$ -	$ 69,492
Write-down deferred consulting services	$ -	$ -	$ 1,225,000

See notes to consolidated financial statements                                                                                    F-

NEOTACTIX CORPORATION (FKA ENTREMETRIX CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

NeoTactix Corporation, (“NeoTactix”) was incorporated in the state of Nevada on July 17, 2002.   The Company changed its name from EntreMetrix Corporation to NeoTactix Corporation on December 12, 2007.  NeoTactix provides early stage capital, strategic guidance and operational support services to small, private companies seeking both debt and equity capital and/or become publicly held and traded.  NeoTactix also provides human resource management services including payroll processing, workers compensation and payroll tax filings for small to medium size business.

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

On March 7, 2006 the Company filed form N-54A with the SEC to become a Business Development Company (“BDC”) pursuant to section 54 of the Investment Company Act of 1940.  The Company’s election provides a platform for the Company to assist eligible, smaller companies, selected by the Company, with guidance, counselling, and financial assistance to help those companies execute their business plans.  On December 12, 2007, NeoTactix filed Form N-54C with the SEC to withdraw its status as a BDC.  The withdrawal became effective on January 9, 2008.

The Company’s plan includes focusing on its efforts on the acquisitions of controlling investments in operating companies and assets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of NeoTactix Corporation and its subsidiaries after elimination of all intercompany accounts and transactions.  Certain prior period balances have been reclassified to conform to the current period presentation.

Use of estimates: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition: The Company recognizes revenue when service is rendered, providing that collectibility is reasonably assured.  Revenue consists primarily of gross payroll, payroll taxes, workers compensation, benefits, administrative fees and delivery fees.  Amounts received prior to the payroll service date are classified as deferred revenue.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Allowance for Doubtful Accounts: Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices.  Bad debt expense for the years ended December 31, 2007 and 2006 are $8,000 and $13,500, respectively.

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments: The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 to 5 years for computer, software and office equipment, and 5 to 7 years for furniture and fixtures.

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

The S-corporation election was terminated upon the reverse merger disclosed in Note 1.

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

New Accounting Pronouncements: In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES – INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115.” SFAS No. 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial statements during each subsequent reporting date. SAFS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS 159 to have material impact on its consolidated financial position, results of operations and cash flows.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48.” FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 160, “NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS – AN AMENDMENT OF ARB No. 51.” SFAS 160 clarifies the accounting for noncontrolling or minority interests. This statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and interests of the noncontrolling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES", ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not engage in risky tax transactions and therefore does not anticipate the need for a FIN 48 tax adjustment.

 In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS." The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007, and 2006 consisted of the following:

	2007	2006
Computer equipment and software	$ 10,224	$ 10,224
Office equipment and furniture	4,734	4,734
	14,958	14,958
Less: Accumulated Depreciation	(14,527)	(13,068)
Total	$ 431	$ 1,890

NOTE 5 – OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2007, and 2006 consisted of the following:

	2007	2006
Accrued interest	$ 62,250	$ 35,107
Officer compensation	120,000	-
Contingent liability	-	140,000
Accrued professional fees	11,000	19,000
Payroll tax penalty	34,362	12,363
Employee reimbursable	20,119	19,957
Other	1,600	800

Total	$ 249,331	$ 227,227

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes Payable to related parties at December 31, 2007, and 2006 consists of the following:

	December 31,	December 31,
	2007	2006
1.) Payable to a related party, interest accrued
at 8%, due on December 31, 2006 [a]	$ 84,475	$ 84,475
2.) Payable to a related party, term is open	1,233	1,233
3.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [b]	85,216	85,216
4.) Payable to a related party, interest accrued
at 8%, due on December 17, 2007 [b]	85,216	85,216
5.) Payable to ICP, a related party, interest
accrued at 12%, due on December 31, 2006 [c]	136,400	124,000
6.) Payable to former President for the settlement,
no interest is accrued, payable in 36 equal
$9,722 payments [d]	294,639	294,639
Total notes payable to related parties	687,179	674,779
Less: current portion	253,067	240,667
Notes payable to related parties, net of current portion	$ 434,112	$ 434,112

a.   The note is in default.  The Company is negotiating with the related parties for the payment.

b.  On July 18, 2006, a former attorney of the Company agreed to cancel 1,000,000 shares of the retaining 2,000,000 shares to the Company.  The CEO and the CFO of the Company each agreed to assume half of the total legal fees payable to the attorney for the total amount of $170,432.  The amounts were converted into notes payable accruing interest at 8% per annum, due on December 17, 2007.  The note is in default.  The Company is currently negotiating for the payment.

c.   On May 20, 2005, the Company entered into a Bridge Loan Agreement with Infinity Capital Partners, LLC (“ICP”, a related party), to borrow funds up to $250,000 with the interest payable monthly at 12% per annum and due on December 15, 2005.  The Company did not fulfill the payment on December 15, 2005; as a result, a new agreement was made between the parties.  According to the new agreement, a $10,000 penalty was incurred and added to the loan principal, and the loan will continue to bear an interest at 12% per annum on the balance through December 31, 2006.  In addition, the Company also failed to raise additional $200,000 in funding from outside interest pursuant to the Agreement; the Company is contingently liable to issue 3,500,000 restricted shares to the Lender for consideration.  The shares were valued at $0.04 per share on December 31, 2005, and the total amount of $140,000 was accrued and charged to interest expense. If the loan is not paid in full on or before the extended due date, an additional 10% penalty will be applied and the interest would be payable monthly.  As of December 31, 2007, a penalty of $12,400 was added to the principal, and the 3,500,000 restricted shares were granted to be issued.  The Company is currently negotiating for the payment.

d.   The note is in default due to a pending litigation. (See note 15)

NOTE 7 – STOCKHOLDERS’ EQUITY

Cancellation of Common Stock

On January 19, 2007, the Company cancelled 1,000,000 shares of common stock in connection with the settlement of all claims and disputes with and the former attorney (See Note 6b).

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

Deferred Consulting

On April 20, 2004, the Company and a consulting Company entered into a Business Consulting Agreement pursuant to which the consulting company agreed to provide certain business consulting services to the Company as specified in the Agreement.  In exchange for such services, the Company agreed to issue 4,900,000 shares of the Company’s common stock.  Both Companies agreed that the compensation shares issued to the consulting Company shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement.

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

On October 20, 2006, the Board approved an amendment to the Business Consulting Agreement dated April 20, 2004.  According, to the amended agreement, the consulting Company was deemed to have fully performed all services required of it, in consideration of same.  The Company expensed previously deferred consulting and compensation fees in full.

As of December 31, 2007, there were 6,949,233 shares of common stock pending to be cancelled due to non-compliance of the vesting conditions stated in the restricted stock bonus agreements dated in September 2004.

2004 Stock Plan

On September 16, 2004, the Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 7,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company’s stock is at least 110% of the market value at date of grant.  At December 31, 2007, 2006 and 2005, no stock options or awards were granted.

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

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

Stock Warrants

On May 20, 2005, the Company granted warrants to a creditor to purchase up to 1,500,000 shares of the Company’s Common stock in consideration for the issuance of the debt of $114,000 disclosed in Note 6.  The warrants are exercisable at $0.10 per share and expire after two years. The warrants were valued at $39,998 using the Black-Scholes option pricing model and were amortized over the term of the note.  On May 4, 2007, the Company extended the expiration date for additional two years.  The warrants were valued at $112,977 using the Black-Scholes option pricing model.  Accordingly, the Company recognized additional expense of $72,979 in 2007.

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

In 2007, all treasury stocks worth $16,165 were retired.

NOTE 8 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For years ended December 31,
	2007	2006	2005
Numerator:
Net loss	$ (582,520)	$ (411,138)	$ (591,133)
Denominator:
Weighted Average of Common Shares	57,124,698	57,487,865	54,155,581
Per share of common stock:
Net loss per share-basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)

As of December 31, 2007, there were 1.5 million shares out-of-money stock warrants.  As the Company incurred net losses for the year ended December 31, 2007, the effect of dilutive securities totaling 177,265 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

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

NOTE 9 – INCOME TAXES

Provision of income tax consists of a minimum state franchise tax of $800 for each of the years ended December 31, 2007, 2006, and 2005.

As of December 31, 2007, the Company has net operating loss carryforwards, approximately of $582,785 to reduce future federal and state taxable income.  To the extent not utilized, the carryforwards will begin to expire through 2027 for federal tax purposes and through 2017 for state tax purposes. The Company’s ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The deferred tax assets as of December 31, 2007, 2006, and 2005 consist of the following:

	2007	2006	2005
Tax Benefit on net operating loss carryforward	$ 256,426	$ 582,866	$ 127,294
Tax Benefit on contribution carryforward	-	-	857
Temporary differences	1,400	426	8,446
Less: valuation allowance	(257,826)	(583,292)	(136,597)
Net deferred tax assets	$ -	$ -	$ -

NOTE 10 – MAJOR CUSTOMERS AND BUSINESS CONCENTRATION

During the year ended December 31, 2007, three major customers accounted for $3,248,674 or 57% of total revenue.

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

NOTE 11 – LEASE COMMITTMENTS

The Company leases its office facilities on a month-to-month basis.  Commencing January 1, 2006, the Company reduced its monthly payments from $5,355 to $1,300 plus the cost of parking spaces, by leasing fewer offices in the same facility.  Rent expenses for the years ended December 31, 2007, 2006, and 2005 were $22,701, $21,605, and $61,861, respectively.

Commencing January 1, 2008, the Company reduced its monthly payments from $1,300 to $155 plus additional service fees, by using an identity package in the same facility.

NOTE 12 – SEGMENT INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that enterprises to disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 13 – FORGIVENESS OF DEBT

During 2005, a former attorney agreed to forgive the balance of $45,884 owed by the Company.  The Company included this gain in Other Income.

NOTE 14 – GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2007.

NOTE 15 – LEGAL PROCEEDINGS

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

On June 6, 2006, the Company filed a lawsuit against the former officer of the Company for breach of contract on a settlement agreement signed May 23, 2005.  As of December 31, 2007, this matter remains in motion with the Orange County Courts.  The Company is holding any payments due to the same officer on a prior settlement agreement, due to the breach of the contract.

NOTE 16 – RISK MANAGEMENT

The Company is expected to various risks of loss related torts; theft of, damage to and destruction of assets, error and omissions and natural disasters for which NeoTactix does not renew its commercial insurance in 2007.

NOTE 17 – SUBSEQUENT EVENTS

On February 15, 2008 the Company issued 1,250,000 unregistered shares of common stock to each of its three independent board members. This issuance was pursuant to board resolution approved on October 16, 2007, whereby each board member would be paid $25,000 annually for 2007 and 2008; the independent board members agreed to take common stock.  As of December 31, 2007, the aggregate compensation of $75,000 is expensed and recorded as stock to be issued.

On February 15, 2008 the Company issued 3,333,333 unregistered shares of common stock to each of George LeFevre, our Treasurer, Secretary and a Director, and Scott Absher, our President and a Director, and we have entered into a Shares for Debt Agreement with each of them on the same date. The share issued were pursuant to a board resolution signed January 21, 2008, whereby the Board of Directors approved the issuance of these shares for consideration received by the company consisting of $60,000 in services rendered or to be rendered by each of Mr. LeFevre and Mr. Absher during the period from October 1, 2007 through December 31, 2007, and a full release from any other claims for compensation relating to such period.  As of December 31, 2007, the aggregate compensation of $120,000 was accrued.

On February 15, 2008 the Company issued 3,500,000 unregistered shares of common stock to Infinity Capital Partners, LLP. The shares issued were pursuant to a board resolution signed October 16, 2007, whereby the Board of Directors approved the issuance of these shares due to a contingent liability for failure to raise $200,000 in outside funding pursuant to a Bridge Loan Agreement signed on May 20, 2005 (See note 6a).

On March 20, 2008, the Company received a notice of temporary suspension for the adequacy and accuracy of publicly disseminated information concerning among other things:
1) The companies’ financial condition,
2) The companies’ management,
3) The companies’ business operations and/or
4) Stock promoting activity, for failure to satisfy a continued listing rule or standard from the Securities and           Exchange Commission due to possible lack of current and accurate information concerning the securities of the issuers.

Management will respond to any inquiries from the SEC to resolve any concerns they may have regarding the aforementioned items or any others that may arise.

                                                                                                                                                                                                                                                                            F-

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A(T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

We have implemented written documentation of our internal control policies and procedures which include documentation of key internal controls over financial reporting which is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2007.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of October 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

2.           We have a large volume of regular payment transactions done electronically or via automatic check processing which our CEO and CFO do not monitor individually.  These transactions are handled by a trained and trusted individual and some outsourced to a trusted vendor.  If there were a fraudulent or unauthorized transactions or a misdirected priority as to our payables we would not discover this until a quarterly reconciliation or annual audit.

3.           We do not have adequate reporting procedures in place to assure that we report timely and fully our activities as required and will likely have errors or omissions due to these inadequacies.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by formally drafting, implementing and refining our internal procedures.  To date, we have begun to arrange for a more frequent internal review and reconciliation of our electronic transactions to test for any non compliant transactions.  This policy will be formally implemented in Q1 0f 2008.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

In June of 2007 we were informed by Spamnation that a large volume of promotional email spam was circulating featuring the Company.  We began to make inquires but were unable to discover the source.   Again in July and August we received more complaints of a new wave of spam activity.  Despite speaking with several experts on email spam we were told that there was nothing that we could do to stop the attacks.  We posted a message to our website to advise visitors that we did not and would not conduct our business in such a way and return the calls of those with complaints and the curious to explain the matter and that we were not participating, allowed or had any knowledge of these activities until they were brought to our attention.

As a result of the spam attack the Company’s shares were restricted by the online brokerage community so that buyers were required to call their brokerage office if they had a buy order and were restricted from any online buying.  We were informed by the online brokerage firms that the shares of the Company’s stock were on a “restricted list” until further notice.

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

Name	Age	Position(s)

Scott Absher	48	Chief Executive Officer and Director (2004)

George LeFevre	41	Chief Financial Officer, Secretary, and Director (2004)

Mark Absher	45	Director

Richard Granieri	63	Director

Patrick Shane	56	Director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we know that during the year ended 2007 that we have delinquent filers.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 – EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2007 (“Named Executive Officers”):
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Change in pension valued and non qualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Scott Absher (1)	2007	$112,500	-0-	-0-	-0-	-0-	-0-	-0-	$112,500
	2006	$60,000	-0-	-0-	-0-	-0-	-0-	-0-	$60,000
Director and CEO	2005	$155,000	-0-	-0-	-0-	-0-	-0-	-0-	$155,000

George LeFevre (1)	2007	$102,000	-0-	-0-	-0-	-0-	-0-	-0-	$102,000
Director, CFO, Secretary	2006	$18,500	-0-	-0-	-0-	-0-	-0-	-0-	$18,500
	2005	$142,500	-0-	-0-	-0-	-0-	-0-	-0-	$142,500

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2007 financial statements.

(1)	Amounts stated were the combined amounts of actual cash received and salaries accrued for that year. The following are the accrued salaries:
a.	Scott Absher
i.	(2005): $120,000 in accrued salary, which was later, settled in exchange for 6,000,000 shares of our common stock at a discounted rate of $0.01 per share.
ii.	(2006): There were no accrued salaries
iii.	(2007): $60,000 in accrued salary, which was settled on January 21, 2008 in exchange for 3,333,333 of our common stock at a fair market rate of $0.018.
b.	George LeFevre
i.	(2005): $120,000 in accrued salary, which was later, settled in exchange for 6,000,000 shares of our common stock at a discounted rate of $0.01 per share.
ii.	(2006): There were no accrued salaries.
iii.	(2007): $60,000 in accrued salary, which was settled on January 21, 2008 in exchange for 3,333,333 of our common stock at a fair market rate of $0.018.

Our CEO and CFO have not been able to draw a full paycheck in the history of the company.  They have been paid in part through payroll and through stock issuances.  Due to the illiquid nature of our stock there has not been suitable opportunity for them to derive income from the sale of shares nor has the partial pay check sufficient to meet their personal financial obligations.  If this pattern continues either one or both may be forced to seek employment elsewhere leaving a leadership deficit and a likelihood that we would not find a suitable replacement who will work for shares in an already illiquid company.

Employment Contracts

We currently do not have any employment agreements with our officers.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors, or employees in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2007, provided for or contributed to by us.

Director Compensation

The following table sets forth director compensation as of December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Scott Absher (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

George LeFevre (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mark Absher (2)	$ 25,000	-0-	-0-	-0-	-0-	-0-	$ 25,000

Richard Granieri (2)	$ 25,000	-0-	-0-	-0-	-0-	-0-	$ 25,000

Patrick Shane (2)	$ 25,000	-0-	-0-	-0-	-0-	-0-	$ 25,000

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2007 financial statements.

(1)	Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors.
(2)	Independent Directors pursuant to Compensation Resolution signed October 16, 2007, will receive $25,000 annually for their services, payable in the first quarter of every year.

The compensation of each of our directors is fully furnished in the Summary Compensation Table above. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2007:

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2008, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (2)

Scott Absher	Chief Executive Officer and Director	7,951,022	11.2%

George LeFevre	Chief Financial Officer, Secretary and Director	21,009,733	29.7%

Richard Granieri	Director	1,315,000	1.9%

Patrick Shane	Director	1,250,000	1.8%

Mark Absher	Director	1,250,000	1.8%

All executive officers, directors, and beneficial owners as a group		32,775,755	46.4%

(1)	Unless stated otherwise, the address of each affiliate is 18101 Von Karman Ave., Suite 330, Irvine, California 92612.

(2)
Unless otherwise indicated, based on 70,710,781 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Strativation Inc (FKA NeoTactix, Inc.) Consulting Agreement

On April 20, 2004, we entered into a Business Consulting Agreement with Strativation Inc. (STN) pursuant to which Strativation agreed to provide certain business consulting services, in exchange for 4,900,000 shares of our common stock.  The Company and STN agreed that the compensation shares issued by us to affiliates of STN shall be cancelled and returned to us if, prior to October 31, 2005, STN had not achieved certain benchmarks pursuant to the agreement.  On October 5, 2005, our Board of Directors extended the agreement for one year to commence on October 31, 2006.

On August 26, 2004, our Board elected both managing partners of Strativation, Scott Absher and George LeFevre, to our Board of Directors.  In addition, our board of directors elected Scott Absher as our CEO, and George LeFevre as our CFO and Secretary.  The original agreement with Strativation still stands and will be reviewed as of the expiration date.

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

On October 20, 2006, our Board approved an amendment to the Business Consulting Agreement dated April 20, 2004.  According to the amended agreement, Strativation was deemed to have fully performed all services required of it, in consideration of same.  We expensed previously deferred consulting and compensation fees in full.

Scott Absher (CEO) and George LeFevre (CFO)

In December 2002, Scott Absher (CEO) and George LeFevre (CFO) loaned us $84,475 for start up capital.  This note vested on December 31, 2006 is in default and accruing interest at 8% per annum.

On July 18, 2006, Scott Absher and George LeFevre each agreed to assume half of the total legal fees payable to the attorney for the total amount of $170,432.  The amounts were converted into notes payable accruing interest at 8% per annum, due on December 17, 2007.

Scott Absher (CEO)

Our CEO entered into an agreement outside of his activities in the Company in which he pledged his personal shares as collateral in another transaction.  He pledged 12,000,000 of his personal shares to collateralize a transaction outside of the Company.  He has received a notice of foreclosure and will likely loose these shares and due to delay penalties may loose an additional 6,000,000 shares.  Our CEO is attempting to find a compromise with the syndicate which would allow him to keep these shares but there is no assurance that such a compromise can be arranged.

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

A trial date is presently set for the action filed on June 6, 2006 for May 19, 2008; we have been fully cooperative during this litigation and intend to aggressively prosecute our claims.

MotivNation Inc.

We provide structural support services for MotivNation, Inc., which George Lefevre serves as a Director and CEO.  In addition Jay Isco is an employee of MotivNation, and participates as a part-time employee of ours.

Richardson and Patel former attorneys

On January 19, 2007 the Company cancelled 1,000,000 shares of common stock that Richardson and Patel, our former attorney, agreed to cancel (see note 7 in the financial statements).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended December 31, 2007 and 2006, Spector & Wong, LLP billed us $28,000 and $33,000, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q.

Audit – Related Fees

During the fiscal years ended December 31, 2007 and 2006, Spector & Wong, LLP billed us $zero and $zero, respectively, in fees for assurance and related services related to the performance of the audit and review of our financial statements.

Tax Fees

During the fiscal years ended December 31, 2007 and 2006, Spector & Wong, LLP billed us $zero and $2,000 respectively, in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended December 31, 2007 and 2006, Spector & Wong, LLP did not bill us for any other fees.

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

NeoTactix Corporation

Dated: April 11, 2008	/s/ Scott Absher
By: Scott Absher
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 11, 2008	/s/ Scott Absher
By:Scott Absher, Chief Executive Officer and Director

Dated: April 11, 2008	/s/ George LeFevre
By: George LeFevre, Chief Financial Officer, Secretary and Director

Dated: April 11, 2008	/s/ Mark Absher
By: Mark Absher, Director

Dated: April 11, 2008	/s/Richard Granieri
By: Richard Granieri, Director

Dated: April 11, 2008	/s/ Patrick Shane
By: Patrick Shane, Director